Form 10-K
period 2025-12-31
VanEck Avalanche ETF
filed 2026-03-30
CIK 2060717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number: 001-43064

VANECK AVALANCHE ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6867966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.

Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices)(Zip Code)

(212) 293-2048

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VAVX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the VanEck Avalanche ETF held by non-affiliates was $0.

As of February 28, 2026, the Registrant had 575,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the operations of VanEck Avalanche ETF (the “Trust”), the plans of VanEck Digital Assets, LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions, and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”). Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including AVAX, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of AVAX, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of AVAX as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Avalanche Blockchain.

●	Due to the nature of private keys, AVAX transactions are irrevocable and stolen or incorrectly transferred AVAX may be irretrievable. As a result, any incorrectly executed AVAX transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of AVAX, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVector™ Avalanche Benchmark Rate (the “Index”) has a limited history, the Index price and the AVAX prices could fail to track the global price of AVAX, and a failure of the Index price could adversely affect the value of the Shares.

●	The Index price used to calculate the value of the Trust’s AVAX may be volatile, adversely affecting the value of the Shares.
iii

●	Security threats to the Trust’s account with the Anchorage Digital Bank N.A. and Coinbase Custody Trust Company, LLC, as custodians of the Trust, could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	The Avalanche Network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.

●	A temporary or permanent “fork” of the Avalanche Blockchain could adversely affect the short-, medium-, or long-term value of AVAX and an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

●	Competition from the emergence or growth of other digital assets or methods of investing in AVAX could have a negative impact on the price of AVAX and adversely affect the value of the Shares.

●	Due to the unregulated nature and lack of transparency surrounding the operations of AVAX trading platforms, which may be subject to regulation in a relevant jurisdiction but may not be complying, they may experience fraud, manipulation, security failures, or operational problems, which may adversely affect the value of AVAX and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative, regulatory, or enforcement developments could significantly harm the value of AVAX or the Shares, including by restricting AVAX activities, staking, digital wallets, trading, custody, the operation of the Avalanche Network, or digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase AVAX from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the shares.

●	The treatment of the Trust for U.S. federal Income tax purposes is uncertain.

●	The treatment of digital currency for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

Summary

The VanEck Avalanche ETF (the “Trust”) was formed as a Delaware statutory trust on March 10, 2025. The Trust operates pursuant to the Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 26, 2025 (the “Trust Agreement”). The purpose of the Trust is to own AVAX transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of AVAX held by one or more third-party custodians (the “AVAX Custodians”).

The Trust is managed and controlled by the sponsor VanEck Digital Assets, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is a wholly owned subsidiary of Van Eck Associates Corporation (“VanEck”). Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). Anchorage Digital Bank N.A. and Coinbase Custody Trust Company, LLC serve as the Trust’s AVAX Custodians and hold the Trust’s AVAX on the Trust’s behalf. State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”), the transfer agent for the Trust (the “Transfer Agent”) and the cash custodian of the Trust (the “Cash Custodian”).

On November 20, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”), the parent of the Sponsor, subject to certain conditions, purchased the “Seed Shares,” comprising 4,000 Shares at a per-Share price of $25.00. Delivery was made on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. and total proceeds were $100,000. On December 22, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 100,000 Shares at a per-Share price of $25.00 which was equal to 206,019.90 AVAX. The price of AVAX was determined using the MarketVector™ Avalanche Benchmark Rate (MarketVector Avalanche Benchmark Rate or the “Index”) on December 22, 2025. The Index price on December 22, 2025 was $12.13. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000. Delivery of the Seed Creation Baskets was made on December 22, 2025.

The Trust’s net asset value (“NAV”) was $2,517,562 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust were 100,000 at December 31, 2025.

The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of AVAX.

The activities of the Trust include (i) selling Shares in blocks of 25,000 Shares (“Baskets”) to financial firms that are registered broker-dealers (“Authorized Participants” or “APs”) in exchange for cash or AVAX (depending on whether the creation is cash or in-kind); (ii) distributing cash or AVAX to Authorized Participants redeeming Baskets; (iii) purchasing or receiving the amount of AVAX represented by the Basket being created; (iv) selling AVAX (as needed) to distribute cash to Authorized Participants redeeming Shares or to pay the Sponsor’s Fee and Trust expenses not assumed by the Sponsor, if any and (v) using a third party to stake a portion of the Trust’s AVAX.

The Trust sells and redeems its Shares only in Baskets that are based on the amount of AVAX represented by the Basket being created, the amount of AVAX being equal to the combined NAV of the number of Shares included in the Basket (net of the accrued but unpaid remuneration due the Sponsor (“Sponsor Fee”) and any accrued but unpaid expenses or liabilities not assumed by the Sponsor). The Trust conducts subscriptions and redemptions in cash or in-kind.

The Sponsor of the Trust maintains a website at https://www.vaneck.com. The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the Securities and Exchange Commission (the “SEC”)’s EDGAR database at www.sec.gov.

Trust Objective

The Trust’s investment objective is to reflect the performance of the price of AVAX, and rewards from staking a portion of the Trust’s AVAX, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations.

The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond reflecting the performance of the price of AVAX and any rewards from staking a portion of the Trust’s AVAX. As a result, the Trust will not attempt to speculatively sell AVAX at times when its price is high or speculatively acquire AVAX at low prices in the expectation of future price increases, nor will the Trust attempt to avoid losses or hedge exposure arising from the risk of changes in the price of AVAX. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

Listing

The Shares are listed for trading on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VAVX.”

AVAX and the AVAX Network

The AVAX token is the native token of the Avalanche network and serves as the base currency for transactions, smart contract interactions and deployment. The AVAX token can be staked to help secure the network and earn staking rewards. AVAX has a capped supply of 720 million and is used as fee payment, for staking in Avalanche’s consensus process and providing a basic unit of account between subnets created on the network. AVAX holders may participate in staking on the Avalanche Network by becoming transaction validators, if they stake a minimum number of coins, or by delegating their coins to an already existing validator.

Avalanche is a Layer 1 blockchain and smart contract platform for decentralized applications and custom blockchains. The Avalanche network is an open-source protocol that enables users to deploy smart contracts to support their blockchain projects. The Avalanche Network was created by Kevin Sekniqi, Maofan “Ted” Yin and Emin Gün Sirer and was further developed by researchers from Cornell University prior to its launch by Ava Labs US in September 2020. The Avalanche network is one of the main competitors of Ethereum and aims to beat the leading smart contract platform by offering higher transaction throughput without compromising scalability or security. Avalanche is powered by the Avalanche consensus protocol, which its proponents believe is a unique “proof-of-stake” algorithm comprised of three blockchains, X-Chain (Exchange Chain), C-Chain (Contract) and P-Chain (Platform), which allow the network to create and trade assets such as AVAX, coordinate transaction validators and facilitate the creation of smart contracts. Each chain serves a different purpose and runs different consensus mechanisms based on their use-cases. The X-Chain is used to create and exchange native AVAX tokens and other assets. The C-Chain is used to host EVM compatible smart contracts. The P-Chain is used to coordinate network validators, track active subnets and allow the creation of new subnets. Ava Labs is the main entity that develops and maintains the codebase of the Avalanche network and suite of tools and applications.

AVAX is a digital asset that is created and transmitted through the operations of the peer-to-peer Avalanche Network, a decentralized network of computers that operates on cryptographic protocols. No single entity is known to own or operate the Avalanche Network, the infrastructure of which is collectively maintained by what is understood to be a global user base. Participation in the Avalanche network is permissionless; for instance, anyone with the required number of AVAX can participate in validation activities that maintain the blockchain and secure the network, and no permission from any gatekeeping intermediary is required. although some entities, like Ava Labs and the Avalanche Foundation exert influence through a variety of means; the presence of client diversity is lower than on certain other public blockchains; and acting as a validator on the Avalanche Network is subject to certain minimum requirements, such as hardware requirements and financial costs, which may result in greater barriers to entry to be a validator on the Avalanche Network than on certain other public blockchains where the minimum requirements may be lower. The Avalanche Network allows people to exchange tokens of value, called AVAX, which are recorded on a public transaction ledger known as a blockchain. AVAX can be used to pay for goods and services, including computational power on the Avalanche Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system.

Furthermore, the Avalanche Network was designed to allow users to write and implement smart contracts-that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than AVAX on the Avalanche Network. Smart contract operations are executed on the Avalanche Blockchain in exchange for payment of AVAX. The Avalanche Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Avalanche Network uses a proof-of-stake consensus mechanism called Avalanche consensus, which utilizes repeated and random sampling to achieve consensus. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the computational resources expended, in proof-of-stake, all validators receive rewards at constant rates set by the Avalanche Network and the parameters for which are determined by periodic vote of AVAX holders. The main participants staking on Avalanche are validators, delegators and staking pools. Validators operate specialized hardware and use a software called a validator client that allows the validator to connect to and interact with the Avalanche Network. Validators stake AVAX directly on the Avalanche Network securing the blockchain and earning rewards. Delegators hold AVAX, which they can stake to a validator of their choosing, but do not run validator nodes. Delegators can stake their AVAX with a validator and earn a portion of the reward. Additionally, delegators can stake their AVAX in a stake pool, a service run by a provider to enable easy access to staking with added benefits such as tokens representing staked AVAX commonly referred to as liquid staked tokens, which can be used in DeFi and DApps without the delegator having to unlock or wait. Stake pool providers can allocate the AVAX to be staked across different validators of their choice. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”.

The Avalanche protocol was first conceived by Kevin Skniqi, Daniel Laine, Stephen Buttolph, and Emin Gün Sirer in a 2020 whitepaper. Development of the Avalanche Network is overseen by the Avalanche Foundation and Ava Labs, Inc. (“Ava Labs”), a Delaware corporation, which administered the original network launch and token distribution.

Although Ava Labs and the Avalanche Foundation continue to exert influence over the direction of the development of Avalanche, the Avalanche Network, like the Ethereum network, is understood to be decentralized in that it is open source, permissionless, and neither owned nor operated by them and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of AVAX.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot AVAX market or other digital assets. There can be no assurance that the Trust grows to or maintains an economically viable size. While there are no predetermined criteria for determining whether the Trust has reached an economically viable size, the Sponsor will monitors the Trust’s assets and liabilities, average daily trading volume of the Shares, and other factors on an ongoing basis. If the Trust is unable to reach or maintain an economically viable size, trading in Shares may occur at wider spreads than other competitor products, which could adversely affect the Shareholders.

Additionally, Shareholders may be subject to a higher expense ratio than expected if the Trust incurred any operating expenses that are not borne by the Sponsor. There is no guarantee that the Sponsor will obtain or maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The MarketVector Avalanche Benchmark Rate

MarketVector is the index sponsor and index administrator for the MarketVectorTM Avalanche Benchmark Rate (“MarketVector Avalanche Benchmark Rate” or “Index”.) MarketVector is a wholly-owned subsidiary of VanEck. MarketVector Indexes GmbH is the calculation agent for the MarketVector Avalanche Benchmark Rate and an affiliate of VanEck.

The MarketVector Avalanche Benchmark Rate is a U.S. dollar-denominated composite reference rate for the price of AVAX. The Index is calculated daily between 00:00 and 24:00 (CET) and the Index values are disseminated to data vendors. The Index is disseminated in U.S. dollars and the closing and intraday value is calculated over 23-minute intervals pursuant to a methodology referred to as an equal-weighted average of the volume-weighted median price.

The MarketVector Avalanche Benchmark Rate is designed to be a robust price for AVAX in U.S. dollars. There is no component other than AVAX in the Index. The underlying trading platforms are sourced from the industry-leading BITA Exchange Ranking report, which is issued by BITA GmbH. BITA GmbH (“BITA”) is a Germany-based fintech company that provides enterprise-grade indexes, data and infrastructure to institutions operating in the passive and quantitative investment spaces. Active in the digital asset industry since 2018, BITA GmbH provides crypto calculation, index administration, and infrastructure solutions to financial institutions globally. BITA reviews various trading exchanges and analyzes such exchanges to determine whether the exchanges should be approved as a data source (approved exchanges are referred to by BITA as “whitelisted”). BITA’s methodology for evaluating exchanges utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set, covering five categories of evaluation. The categories of evaluation include regulatory stability, liquidity, data quality, technology and usability. BITA evaluates each category of each exchange with respect to each different digital asset, with different weights assigned to each category to arrive at a “total score” for each exchange. BITA then ascribes a rating to each exchange and determines the minimum total score for an exchange to be included in each pricing index. Each qualifying exchange is then ranked by BITA according to their “total score” to determine their BITA ranking, which determines the weighting of such exchange in the MarketVector Avalanche Benchmark Rate. The BITA Exchange Ranking report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the BITA Exchange Ranking report, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVector Avalanche Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of June and December at 23:00 CET. The MarketVector Avalanche Benchmark Rate is rebalanced at 16:00:00 ET on the last trading day of each of May and November. The constituent trading platforms of the MarketVector Avalanche Benchmark Rate are Coinbase, Crypto.com, Gemini, Kraken, and OKX.

Net Asset Value Determinations

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the AVAX Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVector Avalanche Benchmark Rate price at 4:00 pm Eastern time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares.

The Trust’s NAV per Share is calculated by:

●	taking the current market value of its total assets;

●	subtracting any liabilities; and

●	dividing that total by the total number of outstanding Shares.

●	the Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day is released after 4:00 p.m. Eastern time. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. Eastern time. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. Eastern time and generally no later than 8:00 p.m. Eastern time). The pause between 4:00 p.m. Eastern time and 5:30 p.m. Eastern time (or later) provides an opportunity to detect, flag, investigate, and correct unusual pricing should it occur.

The Sponsor monitors for significant events related to crypto assets that may impact the value of AVAX and determines in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s AVAX on a given day based (e.g., if the MarketVector Avalanche Benchmark Rate is not available the Sponsor). In certain circumstances, the Sponsor determines whether to fair value the Trust’s AVAX on a given day on whether certain pre-determined criteria have been met. For example, if the MarketVector Avalanche Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor may also fair value the Trust’s AVAX using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s AVAX using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.).

Accordingly, the NAV of the Trust may reflect the fair value of AVAX rather than the AVAX market prices on certain exchanges at 4:00 p.m. Eastern time. Fair value pricing involves subjective judgments and it is possible that a fair value determination for AVAX or other assets is materially different than the value that could be realized upon the sale of such AVAX or assets. In addition, fair value pricing could result in a difference between the prices used to calculate the Trust’s NAV and the prices used by the MarketVector Avalanche Benchmark Rate.

Intraday Indicative Value

The Sponsor, in conjunction with the Administrator, works in good faith to determine the fair value and implement the correct calculation of the Trust’s NAV. The NAV for the Trust is calculated by the Administrator once a day and is disseminated daily to all market participants at the same time. Quotation and last-sale information regarding the Shares is disseminated through the facilities of the Consolidated Tape Association (“CTA”). In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated by taking creation unit holdings and updating that value throughout the trading day to reflect changes in the price of AVAX; this value is then divided by the numbers of shares per creation unit in order to calculate an IIV on a “per share” basis.

The IIV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The Trust will provide the IIV per Share updated every fifteen (15) seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours (9:30 a.m. to 4:00 p.m. E.T.). The IIV is disseminated on a per Share basis every fifteen (15) seconds during regular Exchange core trading session hours of 9:30 a.m. Eastern time to 4:00 p.m. Eastern time. ICE Data Indices, LLC will disseminate the IIV value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the Exchange’s website and is available through on-line information services such as Bloomberg and Reuters. The IIV may differ from the NAV due to the differences in the time window of trades used to calculate each price (the NAV uses a sixty (60)-minute window, whereas the IIV draws prices from the last trade on each exchange in an effort to produce a relevant, real-time price). The Sponsor does not believe this will cause confusion in the marketplace, as Authorized Participants are the only Shareholders who interact with the NAV and the Sponsor will communicate its NAV calculation methodology clearly.

There are many instances in the market today where the IIV and the NAV of an ETF are subtly different, whether due to the calculation methodology, market hours overlap or other factors. The Sponsor has seen limited or no negative impact on trading, liquidity, or other factors for exchange-traded funds in this situation. The Sponsor believes that the IIV will closely track the globally integrated AVAX price as reflected on the contributing real AVAX trading platforms.

Dissemination of the IIV provides additional information that is not otherwise available to the public and is useful to Shareholders and market professionals in connection with the trading of the Trust’s Shares on the Exchange. Shareholders and market professionals are able throughout the trading day to compare the market price of the Trust and the IIV. If the market price of the Trust’s Shares diverges significantly from the IIV, market professionals have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the IIV, a market professional could buy the Trust’s Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the IIV and thus can be beneficial to all market participants.

Secondary Market Trading

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of AVAX (or corresponding amount of cash) equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of AVAX or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. Shares trade in the secondary market on the Exchange.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of AVAX.

The Sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor appoints and may remove the Trust’s other service providers, including the Trustee, Administrator, Transfer Agent, AVAX Custodians, Staking Services Provider, and Marketing Agent (as defined below), as well as any additional, replacement, or successor service providers. The Sponsor has agreed to pay all ordinary operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Cash Custodian

Under the cash custodian agreement (the “Cash Custody Agreement”), State Street Bank and Trust Company acts as custodian for the Trust’s cash (in such capacity, the “Cash Custodian”). The Cash Custodian is responsible for, among other things, maintaining a separate deposit account or accounts for cash in the name of the Trust and determining the amount of AVAX and/or cash required for the issuance or redemption, as the case may be, of Shares in creation unit aggregations of the Trust after the end of each trading day.

Under the Cash Custody Agreement between State Street and the Trust, State Street may act as custodian for the Trust’s non-AVAX assets, if any, and as custodian for the Trust’s cash (in such capacity, the “Cash Custodian”). The Cash Custodian has agreed to, among other things, open and maintain a separate deposit account or accounts of the Trust, to determine the amount of AVAX and/or cash required for an issuance or redemption of shares in a Basket and to release and deliver non-AVAX assets and pay out cash.

The Cash Custodian credits to the deposit account(s) all cash received by the Cash Custodian from or for the account of the Trust. Upon an instruction to purchase Shares for the account of the Trust, the Cash Custodian pays out cash of the Trust to purchase Shares. Upon an instruction to redeem Shares for the account of the Trust, the Cash Custodian shall transfer the Shares so as to sell or redeem the Shares and receive proceeds of such sale or redemption.

The Staking Services Provider

Coinbase Crypto Services, LLC, an affiliate of the Second AVAX Custodian, is expected to serve as the Staking Services Provider for the Trust from the date the Shares are initially listed on the Exchange. Pursuant to the Staking Services Addendum to the Custody Agreement (the “Staking Services Agreement”), dated as of December 10, 2025, between Coinbase, Inc. and the Trust, the Staking Services Provider will stake and use in validation on the underlying blockchain network the Trust’s AVAX made available to the Staking Services Provider (“Staked Assets”) and transfer any rewards or distributions in respect of Staked Assets to Coinbase for the benefit of the Trust, less applicable fees (the “Staking Services”). The Staking Services Provider will regularly credit staking rewards on a recurring basis established by Staking Services Provider, after deducting any (i) applicable payments to the Staking Services Provider as compensation for its services under the Staking Services Agreement (the “Staking Provider Consideration”); (ii) the Custodian Staking Facilitation Fee. The Staking Provider Consideration is currently four percent (4.0%). Custodian Staking Facilitation Fee is currently zero (0.0%). The Trust will pay the Staking Services Provider a percentage of staking rewards for the Staking Services. Staking rewards received by the applicable AVAX Custodian, net of fees, will be automatically credited to the Trust (as earned) and reflected in its daily NAV, with a 4:00 p.m. Eastern time cut-off.

Either party may terminate the Staking Services Agreement upon 180 days’ advance written notice to the other party, or within such timeframe, upon written notice, as may be required by applicable law.

Once the Trust’s AVAX is staked and completes its pre-selected “lock-up” period, any staking rewards will be posted to the staking ledger at the AVAX Custodians. The date that such rewards are deposited to the AVAX Accounts will be considered the trade date for the recognition of the staking rewards. The received rewards are retained by the Trust and may be delegated for staking. The staking rewards will be recognized as income to the Trust’s daily records as earned. In accordance with GAAP, the Trust will report such income in the financial statements based upon trade date in the quarterly and annual reports.

The First AVAX Custodian

Anchorage Digital Bank N.A. serves as the Trust’s First AVAX Custodian and is a National Trust Bank regulated by the Office of the Comptroller of the Currency. The First AVAX Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custody Agreement. The First AVAX Custodian has its principal office at 101 S. Reid Street, Suite 307 #329, Sioux Falls, South Dakota 57103.

The First AVAX Custodian makes available to the Trust the First AVAX Account and access to an omnibus custodial account held at depository institutions in the First AVAX Custodian’s name for the benefit of its customers at which a cash balance may be maintained. The First AVAX Custodian’s services in respect of the First AVAX Account (i) allow AVAX to be deposited from a public blockchain address to the Trust’s First AVAX Account and (ii) allow AVAX to be withdrawn from the First AVAX Account to a public blockchain address as instructed by the Trust. The Custody Agreement requires the First AVAX Custodian to hold the Trust’s AVAX in cold storage. The First AVAX Custodian will use segregated cold storage AVAX addresses for the Trust. The addresses on the Avalanche Blockchain at which the Trust’s AVAX in the First AVAX Account are held by the First AVAX Custodian are separate from the AVAX addresses that the First AVAX Custodian uses for its other customers and are directly verifiable via the Avalanche Blockchain. The First AVAX Custodian will safeguard the private keys to the AVAX associated with the Trust’s First AVAX Account. The First AVAX Custodian will at all times record and identify in its books and records that such AVAXs constitute the property of the Trust. The First AVAX Custodian will not withdraw the Trust’s AVAX from the Trust’s First AVAX Account with the First AVAX Custodian, or loan, hypothecate, pledge or otherwise encumber the Trust’s AVAX, without the Trust’s instruction, nor will the Sponsor or any other entity or service provider. The Trust will not lease or loan AVAX held in the Trust’s First AVAX Account with the First AVAX Custodian and will not give instructions to that effect.

In respect of the Fiat Accounts, the First AVAX Custodian holds the Trust’s cash held in its account at the First AVAX Custodian in one or more Customer Omnibus Accounts.” Customer Omnibus Account” means, with respect to fiat currency held for customers of the First AVAX Custodian in Fiat Accounts (including the Trust’s cash balance in its Fiat Accounts), omnibus bank accounts (each an “Omnibus Account”) at FDIC-insured, regulated depository institutions selected by Anchorage (each, a “Fiat Institution”). The First AVAX Custodian makes no representation about the availability of pass through FDIC deposit insurance in connection with the Omnibus Account at such Fiat Institutions.

The First AVAX Custodian retains the right to decide, in its sole discretion, which branch of the forked network to support, and disclaims responsibility to support the other branch if it decides not to, though it may, in the First AVAX Custodian’s discretion, choose (but is not required) to make the unsupported asset available to the Trust. The First AVAX Custodian may suspend their operations to make determinations about which branch of the forked network to support.

The Sponsor may, in its sole discretion, add or terminate other AVAX custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s AVAX holdings, but it will have no obligation to do so or to seek any particular terms for the Trust from other such custodians. To the extent that the Sponsor adds or terminates other AVAX custodians, or changes the custodian for the Trust’s AVAX holdings, notification are made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

The Second AVAX Custodian

The Second AVAX Custodian for the Trust’s AVAX holdings is Coinbase Custody Trust Company, LLC, and the Trust has entered into the Second AVAX Custody Agreement with the Second AVAX Custodian. The Sponsor may, in its sole discretion, add or terminate AVAX custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s AVAX holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

The Second AVAX Custodian will keep custody of all of the Trust’s AVAX in segregated accounts in the Second AVAX Vault Balance. Trust assets held in the Second AVAX Vault Balance are held in segregated wallets and are not commingled with the assets of the Second AVAX Custodian’s other customers.

The Second AVAX Custodian will keep all of the private keys associated with the Trust’s AVAX held at the Second AVAX Custodian in the Second AVAX Vault Balance in cold storage. Cold storage is a safeguarding method by which the private key(s) corresponding to AVAX is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Second AVAX Custodian may receive deposits of AVAX but may not send AVAX without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Second AVAX Custodian are involved in private key management operations, and the Second AVAX Custodian has represented that no single individual has access to full private keys. The Second AVAX Custodian’s internal audit team performs periodic internal audits over custody operations, and the Second AVAX Custodian has represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Second AVAX Custodian by an external provider.

Coinbase Global maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding AVAX with the Second AVAX Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork, the Second AVAX Custody Agreement provides that the Second AVAX Custodian may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Second AVAX Custodian shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Second AVAX Custody Agreement provides that, other than as set forth therein, and provided that the Second AVAX Custodian shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Second AVAX Custodian shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Avalanche Network or an unsupported branch of a forked protocol and, accordingly, The Trust acknowledges and assumes the risk of the same. The Second AVAX Custody Agreement further provides that, unless specifically communicated by the Second AVAX Custodian and its affiliates through a written public statement on the Coinbase website, the Second AVAX Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with AVAX. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Virtual Currency (each of which is defined below) to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Virtual Currency. Furthermore, the Second AVAX Custodian has no authority, pursuant to the Second AVAX Custody Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Second AVAX Custodian. For more information on the Trust’s and Sponsor’s policies on forked or airdropped assets. Neither the Second AVAX Custodian nor any other Coinbase entity is permitted to withdraw the Trust’s AVAX from the Trust’s Second AVAX Vault Balance, or loan, hypothecate, pledge or otherwise encumber the Trust’s AVAX, without the consent of the Trust.

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

General Duty of Care of Trustee

The Trustee is a fiduciary under the Trust Agreement; provided, however, that the fiduciary duties and responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign upon at least sixty (60) days’ prior written notice to the Sponsor; provided, however, that such resignation shall not be effective until such time as a successor Trustee has accepted such appointment. The Sponsor may remove the Trustee at any time upon sixty (60) days’ prior written notice to the Trustee; provided, however, that such removal shall not be effective until such time as a successor Trustee has accepted such appointment.

Upon the resignation or removal of the Trustee, the Sponsor shall appoint a successor Trustee. If no successor Trustee shall have been appointed and shall have accepted such appointment within sixty (60) days after the giving of such notice of resignation or removal, the Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee. Any successor Trustee appointed pursuant to the Trust Agreement shall be eligible to act in such capacity in accordance with this Trust Agreement and, following compliance with the Trust Agreement, shall become fully vested with the rights, powers, duties and obligations of its predecessor under the Trust Agreement, with like effect as if originally named as Trustee. Any such successor Trustee shall notify the Trustee of its appointment by providing a written instrument to the Trustee. At such time the Trustee shall be discharged of its duties herein. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion, or consolidation to which such Trustee shall be a party, or any corporation to which substantially all the corporate trust business of the Trustee may be transferred, shall, subject to the preceding sentence, be the Trustee under the Trust Agreement without further act.

The Administrator

State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”). State Street’s principal address is One Congress Street, Boston, MA 02111. Under the Trust Administration and Accounting Agreement, the Administrator provides necessary administrative, tax, and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s AVAX and calculating the net asset value per Share of the Trust and the net asset value of the Trust and supplying pricing information to the Sponsor for the Trust’s website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services.

The Transfer Agent

State Street Bank serves as the transfer agent for the Trust. The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust. The Trust’s Transfer Agent facilitates the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

The Marketing Agent

Van Eck Securities Corporation (the “Marketing Agent”), a wholly owned subsidiary of VanEck, is responsible for reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

The Trust’s Fees and Expenses

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars daily and is payable monthly in arrears in AVAX on, or by, the tenth (10th) business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the AVAX equivalent of by reference to the Index as of the date of calculation, and the Sponsor shall then withdraw the corresponding amount of AVAX from the Trust’s AVAX Accounts in payment of the Sponsor Fee.

The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as any applicable Staking Provider Consideration or Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers, or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. For extraordinary expenses not covered in the previous sentence, the Sponsor shall pay these expenses as they become due and seek contemporaneous reimbursement from the Trust in the form of AVAX at the time of payment. For extraordinary expenses denominated in dollars, the Sponsor shall convert the expense amounts into AVAX at the Index price on the date the Sponsor seeks such reimbursement from the Trust, and shall withdraw the corresponding amounts of AVAX from the Trust as reimbursement for paying such extraordinary expenses of the Trust. For extraordinary expenses denominated in AVAX, if any, the Sponsor shall withdraw the corresponding amounts of AVAX from the Trust as reimbursement for paying such extraordinary expenses. Neither the Trust nor the Shareholders shall be responsible for any fees and expenses, including any Avalanche Network fees, incurred by the Sponsor to withdraw AVAX from the Trust’s AVAX Accounts in connection with payment of the Sponsor Fee or Trust expenses not assumed by the Sponsor, or to convert such AVAX, once withdrawn, into cash (if applicable).

The Sponsor will sell AVAX which may be facilitated by one or more Liquidity Providers and/or the AVAX Custodians or an affiliate thereof, in connection with the termination of the Trust and the liquidation of the Trust’s AVAX holdings, which the Sponsor shall do at a price which it is able to obtain through commercially reasonable efforts, and arrange for the distribution of the cash proceeds to the Trust’s Shareholders and creditors (if any). The amount of AVAX held by the Trust may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of AVAX. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor Fee attributable to Shares held by certain investors, or share a portion of the Sponsor Fee with such investors, subject to certain minimum Shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate or sharing of the Sponsor Fee will be subject to negotiation and agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of, or share, the Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Sponsor Fee rebate or sharing arrangements negotiated by the Sponsor. Any Sponsor Fee rebate, or any sharing of the Sponsor Fee, will be paid from the funds of the Sponsor (including the Sponsor Fee) and not from the assets of the Trust. In addition, the Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor Fee, Shareholders will be notified in a prospectus supplement, in the Trust’s periodic Exchange Act reports and/or on the Trust’s website.

During the period commencing on January 26, 2026 (the day the Shares are initially listed on the Exchange) and ending on February 28, 2026, the Sponsor agreed to waive the entire Sponsor Fee for the first $500 million of the Trust’s assets.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of AVAX represented by the Baskets being created or an amount of cash sufficient to purchase such amount of AVAX, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. Eastern time on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants will deliver cash or AVAX to create Shares and will receive cash or AVAX when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the AVAX represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Cumberland New York LLC, JSCT, LLC, Nonco LLC, Virtu Financial Singapore Pte Ltd., and Wincent Investment Fund PCC Limited. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, AVAX to the Trust’s accounts with the AVAX Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust, through the AVAX Custodians, will deliver AVAX to such Authorized Participants, or a designee thereof, in exchange for their Shares.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (FAQs) clarifying its views on broker-dealers’ crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the AVAX required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor (as the case may be), without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits (directly in the case of cash creations and, indirectly in the case of AVAX deposits) with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls, and information barriers as it determines is appropriate in light of its own regulatory regime.

The Trust engages in AVAX transactions for converting cash into AVAX (in association with purchase orders) and AVAX into cash (in association with redemption orders). The Trust conducts its AVAX purchase and sale transactions by trading directly with third parties selected by the Sponsor (each, a “Liquidity Provider”), who are not registered broker-dealers, pursuant to written agreements between such Liquidity Providers and the Trust. Liquidity Providers may be added at any time, subject to the discretion of the Sponsor. Alternatively, Liquidity Providers may choose to terminate their participation as Liquidity Providers to the Trust at any time. The Trust is not aware of any other affiliation or material relationship between Liquidity Provider and the Authorized Participants or other service providers of the Trust in executing a transaction in AVAX with the Trust. Each Liquidity Provider represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell AVAX from one or more Liquidity Providers. A Liquidity Provider may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of AVAX, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of AVAX, or a portion thereof, in the case of a redemption, as indicated in such offer. The Trust then determines, in its sole discretion, which Liquidity Provider that provided a quote to use. Once an offer is accepted it becomes a trade that is binding on both the Trust and the Liquidity Provider. Each Liquidity Provider is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Cumberland New York LLC, JSCT, LLC, Nonco LLC, Virtu Financial Singapore Pte Ltd., and Wincent Investment Fund PCC Limited. Current or future Liquidity Providers may be affiliates of, or have material relationships with, the Trust’s current or future Authorized Participants.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and form of Authorized Participant Agreement are incorporated by reference in this Report.

Authorized Participants will place orders through the Transfer Agent. The Transfer Agent will coordinate with the Sponsor, who will in turn coordinate with the Trust’s AVAX Custodians in order to facilitate settlement of the Shares and AVAX as described in more detail in the Creation Procedures and Redemption Procedures sections below.

The trading prices of many digital assets, including AVAX, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of AVAX, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The

Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of AVAX.

In addition, the use of cash creations and redemptions has transaction costs of buying and selling AVAX. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the AVAX markets and related cash movements. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Under ordinary circumstances, the Trust does not anticipate that there would be fees or costs related to purchases and sales of AVAX. To the extent there are unusual or unanticipated fees or costs associated with AVAX purchases and sales in connection with creation and redemption activity, the Sponsor would seek to pass these costs to the Liquidity Providers or the Authorized Participants. If unable to do so, the Sponsor would treat these as extraordinary expenses and could decide to seek reimbursement from the Trust to the extent the fees or expenses were paid by the Sponsor on the Trust’s behalf.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Currently, creation orders are only accepted in cash or in-kind. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading (“Business Day”). Purchase orders must be placed by the order cut-off time for a purchase order on a Business Day (the “Creation Order Cut-Off Time”). The Creation Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. The day on which an order is received by the Transfer Agent is considered the purchase order date.

Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Transfer Agent the nonrefundable transaction fee due for the creation order to offset the transfer and other transaction costs associated with the issuance of the Basket. Authorized Participants may not withdraw a creation request. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian or AVAX, with the AVAX Custodians. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled.

For a cash creation, the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Participant, the Trust shall, in its sole discretion, select a Liquidity Provider and execute a trade to purchase AVAX from that Liquidity Provider in the amount of the Basket Deposit (the calculation of which is explained below), with the purchased AVAX to be delivered by the Liquidity Provider on the Creation Settlement Date in exchange for a cash price to be delivered by the Trust on Creation Settlement Date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering AVAX to the Trust. The Authorized Participant shall be responsible for delivering cash to the Trust.

For an in-kind creation, following an Authorized Participant’s placement of a purchase order, the Trust’s AVAX Custodian accounts must be credited with the required AVAX by 1:00 p.m. Eastern time on the Creation Settlement Date, or in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by 1:00 p.m. Eastern time on the Creation Settlement Date, as applicable. If the Authorized Participant or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the AVAX deposit amount in the Trust’s AVAX Custodian accounts, in the case of in-kind creations, or the cash deposit amount in the Trust’s Cash Custodian account, in the case of cash creations, the Trust will notify the Transfer Agent to release the shares to the Authorized Participant, by directing DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the AVAX Custodians (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) have informed the Transfer Agent that the AVAX or cash (as applicable) has been received. Disruption of services at the AVAX Custodians would have the potential to delay settlement of the AVAX related to Share creations. To the extent a Liquidity Provider, is not able to deliver AVAX associated with a cash purchase order as of a specified time on the settlement date, the Authorized Participant will have the option to cancel the order, or the

Sponsor may select an alternative execution method for the AVAX purchase. To the extent that AVAX transfers in connection with a creation order are delayed due to congestion or other issues with the Avalanche Network, such AVAX will not be held in cold storage in until such transfers can occur.

AVAX held in the Trust’s AVAX Custodian accounts is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Required Deposits

The Basket Cash Component changes from day to day. To determine the Basket Cash Component, the Administrator starts by determining the number of AVAX held by the Trust as of the opening of business on that trade date, and subtracts the amount of AVAX constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that trade date. For the purposes of the computation of the Basket Deposit, the AVAX quantity is displayed to the hundred millionth. Second, this figure, in AVAX, is divided by the quotient of the number of Shares outstanding at the opening of business on the trade date divided by 25,000. This produces the Basket Deposit, which is the number of AVAX attributable to each Basket as of the opening of business on the trade date. Third, the resulting AVAX amount is then valued, in cash, at the Index calculated on the trade date, or in accordance with the other valuation policies described in the Registration Statement if the Index is not available. This produces the Basket Cash Component. The Basket Deposit, and the Basket Cash Component, so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Deposit determined by the Administrator as indicated above.

In the case of a cash creation only, by the end of day Eastern time (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator will calculate and transmit the Required Cash Creation Total, consisting of (1) the Basket Cash Component, (2) Cash Amount, and (3) any Purchase Slippage, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in cash on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor, Authorized Participant agree to a different date) (the “Creation Settlement Date”) to the Trust’s account at the Cash Custodian is cleared, immediately available funds by 1:00 p.m. Eastern time. The Trust acknowledges that, if the actual cash purchase price of AVAX from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

In the case of an in-kind creation only, by the end of day Eastern Standard Time (or such other time as the parties may agree) on Creation Trade Date, the Administrator will calculate and transmit the Creation Basket Deposit, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in AVAX on Creation Settlement Date to the Trust’s Custody Accounts.

Delivery of Required Deposits

For a cash creation, on the Creation Settlement Date, the Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Report. In the case of a cash creation only, the Trust shall instruct the Cash Custodian to transfer the cash proceeds to the Trust’s Fiat Accounts. The Liquidity Provider delivers AVAX to the Trust’s cold storage vault account in exchange for the cash purchase price, a delivery facilitated by the AVAX Custodians under the Custody Agreements. Upon settlement by the AVAX Custodians of the AVAX purchase from the Liquidity Provider and the deposit of AVAX in the Trust’s cold storage vault account, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by 1:00 p.m. Eastern time on the Creation Settlement Date and the Creation Order shall be settled. If the AVAX purchase transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Required Cash Creation Total less the Cash Amount to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase AVAX, in which case the Authorized Participant agrees and acknowledges it is responsible for any Purchase Slippage and Cash Amount relating to such alternative execution method. The expense and risk of delivery and ownership of cash until such cash has been received in immediately available, cleared federal funds by the Cash Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

For an in-kind creation, on the Creation Settlement Date, the Authorized Participant or its designee shall deposit the amount of AVAX specified in the Creation Basket Deposit in the Trust’s accounts at the AVAX Custodians by 1:00 p.m. Eastern time. Upon settlement by the AVAX Custodians, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the Creation Settlement Date and the Creation Order shall be settled. If the AVAX deposit transaction between the Trust and the Authorized Participant or its designee fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Creation Basket Deposit to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase AVAX, in which case the Authorized Participant agrees and acknowledges it is responsible for providing any Basket Cash Component, plus any Purchase Slippage and Cash Amount, relating to such alternative execution method. The expense and risk of delivery and ownership of AVAX until such AVAX has been credited to the Trust’s Custody Accounts by the AVAX Custodians on behalf of the Trust will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

●	the purchase order or Basket Deposit is not in proper form;

●	it would not be in the best interest of the Shareholders of the Trust;

●	the acceptance of the purchase order or the Basket Deposit would have adverse tax consequences to the Trust or its Shareholders;

●	the acceptance or receipt of the purchase order or the Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, or the AVAX Custodians or Cash Custodian make it, for all practical purposes impracticable or not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the AVAX Custodians or the Cash Custodian will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on AVAX or cash being removed from the Trust’s AVAX Custodian or Cash Custodian account. Currently, redemption orders are processed in cash or AVAX. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the order cut-off time for an order on a Business Day (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

For a cash redemption, on the trade date for a Redemption Order (the “Redemption Trade Date”), following receipt of the Redemption Order from the Authorized Participant, the Trust shall instruct the AVAX Custodians to move the AVAX in the amount of the Basket Deposit out of the Trust’s accounts at the AVAX Custodians. On the Redemption Trade Date, the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the AVAX in exchange for cash to be delivered on the settlement date for a Redemption Order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Cumberland New York LLC, JSCT, LLC, Nonco LLC, Virtu Financial Singapore Pte Ltd., and Wincent Investment Fund PCC Limited. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing AVAX from the Trust. By placing a Redemption Order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

For an in-kind redemption, on the Redemption Trade Date, the Trust shall instruct the AVAX Custodians to deliver AVAX to the Authorized Participant or its designee on the Redemption Settlement Date. The Redemption Settlement Date, in the case of an in-kind redemption order, shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Authorized Participant, or its designee, shall be responsible for receiving AVAX from the Trust in the case of an in-kind redemption order.

Once the Transfer Agent notifies the AVAX Custodians or Cash Custodian (as applicable), the Sponsor and the Administrator that the Shares have been received in the Trust’s DTC account, the Administrator shall instruct the AVAX Custodians or Cash Custodian (as applicable) to transfer the redemption AVAX or cash amount from the Trust’s AVAX Custodian or Cash Custodian account to the Authorized Participant.

AVAX held in each of the Trust’s AVAX Custodian accounts is the property of the Trust and is not leased or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. Eastern time (or such other time as the parties may agree) on the Redemption Trade Date, in the case of a cash Redemption Order, the Administrator will calculate the Required Cash Redemption Total that the Trust is responsible for delivering in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Required Cash Redemption Total consists of (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any Redemption Slippage. The Trust acknowledges that, if the actual cash sale price realized from selling AVAX to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

By 8:00 p.m. Eastern Standard Time (or such other time as the parties may agree) on Redemption Trade Date, in the case of an in-kind Redemption Order, the Administrator will calculate the Creation Basket Deposit that the Trust is responsible for delivering in AVAX on Redemption Settlement Date to the Authorized Participant’s or its designee’s accounts at the AVAX Custodians.

Delivery of Redemption Distribution

On the Redemption Settlement Date, in the case of a cash Redemption Order, the Liquidity Provider delivers cash to the Trust’s Fiat Accounts in exchange for AVAX, as facilitated by the AVAX Custodians. Upon settlement of the AVAX sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Fiat Accounts, the Trust shall instruct the AVAX Custodians to transfer the cash to the Trust’s Cash Custodian account. The Trust shall then instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Cash Custodian to transfer the Required Cash Redemption Total to the Authorized Participant’s designated bank account and the Redemption Order shall be settled. If the AVAX sale transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its AVAX and the Authorized Participant will retain the associated Shares and will not receive any cash, or the Sponsor may use an alternative execution method for the Trust to sell AVAX, in which case the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. If the Trust’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed.

On the Redemption Settlement Date, in the case of an in-kind Redemption Order, the Trust shall instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the AVAX Custodians to transfer the AVAX in the Creation Basket Deposit to the Authorized Participant’s or its designee’s accounts at the AVAX Custodians and the Redemption Order shall be settled. The Trust shall have no obligation to instruct the AVAX Custodians to transfer AVAX to the Authorized Participant or its designee unless and until the Trust’s DTC account has been credited with all of the Shares relating to the Creation Baskets to be redeemed. If the AVAX transfer between the Trust’s AVAX Custodian Accounts and the Authorized Participant’s or its designee’s AVAX Custodian accounts fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its AVAX and the Authorized Participant will retain the associated Shares and will not receive any AVAX, or the Sponsor may use an alternative execution method for the Trust to sell AVAX, in which case the Authorized Participant will receive cash, and the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. Notwithstanding the forgoing, the Sponsor may extend the period for delivery of redemption proceeds in connection with stressed liquidity conditions resulting from the Trust’s staking program.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of AVAX is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of AVAX decreases before such Authorized Participant is able to complete such redemption order, such Authorized Participant may sustain a loss with respect to the amount that it would have been able to obtain in exchange for the AVAX received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, the Cash Custodian or the AVAX Custodians will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. To the extent that the Sponsor suspends the right of redemption, the Trust will notify Shareholders in a prospectus supplement and a current report on Form 8-K or in its annual or quarterly reports.

Redemption orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the AVAX Custodian make it for all practical purposes not feasible for the Shares to be delivered under the redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 25,000 Shares (i.e., 1 Basket) or less.

The Marketing Agent shall notify the Authorized Participant of a rejection or suspension of any redemption order. The Marketing Agent is under no duty, however, to give notification of any specific defects or irregularities nor shall the Marketing Agent or the Trust incur any liability for the failure to give any such notification. The Trust and the Marketing Agent may not revoke a previously accepted redemption order.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant. Each Authorized Participant has agreed to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Certain United States Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership, and disposition of Shares by a U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, non-U.S. persons, brokers or dealers, traders, entities that are partnerships or S-corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons subject to the federal alternative minimum tax, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences (or any consequences under any U.S. federal tax law other than U.S. federal income tax law) that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;
●	a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
●	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust intends to operated so that it will qualify to be treated as a grantor trust for U.S. federal income tax purposes. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

The Trust has taken the position that staking activities, to the extent treated as conducted by the Trust by reason of its relationship with Staking Services Provider, are consistent with its qualification as a grantor trust. If the IRS were to successfully challenge this position, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.*

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of AVAX to the Trust in exchange for a pro rata share of the underlying AVAX represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the AVAX held in the Trust will be the same as its tax basis and holding period for the AVAX delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying AVAX related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies AVAX as “property” that is not currency for U.S. federal income tax purposes and clarifies that AVAX can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of AVAX. Because AVAX is a new technological innovation, the U.S. federal income tax treatment of AVAX or transactions relating to investments in AVAX may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving AVAX. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in AVAX or in transactions relating to investments in AVAX is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any AVAX the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Although the Trust generally does not intend to sell AVAX, it may use AVAX to pay certain expenses of the Trust, which under current IRS guidance will be treated as a sale of such AVAX, and/or it may periodically sell AVAX in an amount sufficient to pay those expenses using fiat currency. If the Trust sells AVAX (for example to generate cash to pay fees or expenses) or is treated as selling AVAX (for example by using AVAX to pay fees or expenses), a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the AVAX that was sold. A Shareholder’s tax basis for its share of any AVAX sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the AVAX held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of AVAX sold, and the denominator of which is the total amount of the AVAX held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the AVAX remaining in the Trust should be equal to its tax basis for its share of the total amount of the AVAX held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the AVAX that was sold or treated as sold.

Upon a Shareholder’s sale of some or all of its Shares (other than a redemption), the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the AVAX held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares and (b) the Shareholder’s tax basis for the portion of its pro rata share of the AVAX held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling AVAX) will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the AVAX that was sold. The Trust plans to treat a redemption of a some or all of a Shareholder’s Shares, in exchange for cash, in the same manner as a sale of some or all of a Shareholder’s Shares (as described above) for that amount of cash, though no assurance can be provided that the IRS will not take a different position.

Gains or losses from the sale of AVAX to fund cash redemptions expected to be treated as incurred by the Shareholder that is being redeemed, and the amount of such gain or loss generally will equal the difference between (a) the amount realized pursuant to the sale of the AVAX and (b) the Shareholder’s tax basis for the portion of its pro rata share of the AVAX held in the Trust that is sold to fund the redemption, as determined in the manner described in the paragraph that is two paragraphs above this one. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event to the Shareholder.

An in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying AVAX represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the AVAX received in the in-kind redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the AVAX held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the AVAX received should include the period during which the Shareholder held the Shares redeemed in-kind. A subsequent sale of the AVAX received by the Shareholder will be a taxable event, unless a nonrecognition provision of the Code applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the AVAX held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the AVAX held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption, that is treated as the basis of the AVAX received by the Shareholder in the redemption.

Any AVAX acquired by the Trust as staking rewards for Staking Activities would be treated as giving rise to ordinary taxable income. Additionally, such AVAX will have a separate tax basis and holding period. It is likely that a Shareholder will have a tax basis for its share of any AVAX acquired by the Trust as staking rewards equal to the amount of income that it recognizes and the Shareholder’s holding period for such AVAX will begin as of the time it recognizes such income.

If a hard fork occurs in the Avalanche Blockchain, the Trust could hold both the original AVAX and the alternative new asset. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, the Trust Agreement requires that, if such a transaction occurs, the Trust will as soon as possible, and subject to the Custody Agreement, direct AVAX Custodian to distribute the alternative new asset in kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new alternative asset and for the proceeds to be distributed to the Shareholders. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situation in which airdrops occur, it is clear from the reasoning of the IRS’s guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as the time they are sold. However, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

3.8% Medicare Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% Medicare tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property and may include income from staking rewards. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of AVAX by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are nondeductible.

Similar rules apply to certain miscellaneous itemized deductions of estates and trusts. In addition, deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder generally may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Shareholders may be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will generally be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in AVAX held by the Trust.

Taxation in Jurisdictions Other Than the United States

Purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax, or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. EACH PROSPECTIVE SHAREHOLDER IS URGED TO CONSULT ITS OWN TAX ADVISER concerning the U.S. federal, state, local, and non-U.S. tax considerations BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA, of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S., or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the First AVAX Custodian, the Second AVAX Custodian, the Cash Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

Item 1A. Risk Factors.

Risks Associated with AVAX And The Avalanche Network

The Trading Prices Of Many Digital Assets, Including AVAX, Have Experienced Extreme Volatility in Recent Periods and May Continue To Do So. Extreme Volatility in The Future, Including Further Declines in the Trading Prices Of AVAX, Could Have a Material Adverse Effect on the Value of the Shares and the Shares Could Lose All or Substantially All of Their Value.

The trading prices of many digital assets, including AVAX, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including AVAX, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for AVAX. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout AVAX’s history. AVAX prices have continued to exhibit extreme volatility through the date of this Report.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. Some sources report the price of Solana (“SOL”) declined 94% overall in 2022, including over 50% in the two (2) months following FTX’s declaration of bankruptcy. The 2022 events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including AVAX, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

Many expect the Trump administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including AVAX. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of

Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain AVAX, and there can be no assurance, and there is no present indication, that it would be changed to include AVAX in the future. The Digital Asset Stockpile will be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings; however, there will be no new acquisitions of AVAX as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve might have motivated large-scale purchases of AVAX in the expectation of the U.S. government potentially acquiring AVAX to fund such an expected reserve. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one (1) million bitcoin by the federal government over a five (5)-year period, no such similar federal legislation has been introduced that would provide for acquiring AVAX. Even if such legislation providing for the acquisition of AVAX were to be introduced at the federal level, it could fail to pass. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this Report that similar legislation at the state level has been introduced in respect of AVAX. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of AVAX by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of AVAX, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of AVAX and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of AVAX.

The Value of the Shares Depends on the Development and Acceptance of the Avalanche Network. The Slowing or Stopping of the Development or Acceptance of the Avalanche Network May Adversely Affect an Investment in the Trust.

Digital assets such as AVAX have only been introduced within the past fifteen (15)years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators and the potential for malicious activity. AVAX itself was conceived only in 2020. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares: digital asset networks, including the Avalanche peer-to-peer network and associated blockchain ledger (such blockchain, the “Avalanche Blockchain” and together with the peer-to-peer network, the “Avalanche Network” or “Layer 1 Avalanche Network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because AVAX is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

The Avalanche Network, including the cryptographic and algorithmic protocols associated with the operation of the Avalanche Blockchain, has only been in existence since 2020, and AVAX markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

●	Digital assets, including AVAX, are controllable only by the possessor of both the unique public key and private key or keys relating to the Avalanche Network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the
24

private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Avalanche Network, would affect the ability to transfer digital assets, including AVAX, and, consequently, their value.
●	Governance of the Avalanche Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Avalanche Network, which may stymie the Avalanche Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Avalanche Network, especially long-term problems.
●	The foregoing notwithstanding, the Avalanche Network’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Avalanche Network based on the proposals of such core developers, the Avalanche Network would be subject to new protocols that may adversely affect the value of AVAX.
●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Avalanche Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
●	As the Avalanche Network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Avalanche’s global development community. Like all software, the Avalanche Network is at risk of vulnerabilities and bugs that can disrupt ordinary operations or potentially be exploited by malicious actors.
●	Many digital asset networks, including the Avalanche Network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Avalanche Network and the value of AVAX.
●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Avalanche Network, Avalanche Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. See “-The Avalanche Blockchain Could Be Vulnerable to Centralization Concerns Which Could Adversely Affect the Security and Stability of the Avalanche Network As Well As the Value of the Shares.” The cryptography underlying the Avalanche Network or AVAX as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of AVAX and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like AVAX. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Avalanche Network becoming ineffective, which, if realized, could compromise the security of the Avalanche Network, or allow a malicious actor to compromise the wallets holding AVAX owned by the Trust or others on the Avalanche Network, which would result in losses to Shareholders. There is no guarantee that new quantum-proof architectures for the Avalanche Network will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Avalanche Network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “- The Avalanche Network’s Decentralized Governance Structure May Negatively Affect Its Ability to Grow And Respond to Challenges.” and “- A Temporary or Permanent “Fork” or a “Clone” of the Avalanche Blockchain Could Adversely Affect the Value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Avalanche Network may be negatively affected. Such losses of functionality could lead to the Avalanche Network losing attractiveness
25

to users, nodes, validators, or other stakeholders, thereby dampening demand for AVAX. Even if another digital asset other than AVAX were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●	The Avalanche Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of AVAX as well as other Avalanche Network protocols. The open-source nature of many digital asset network protocols, such as the protocol for the Avalanche Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Avalanche Network does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the Avalanche Network and price of AVAX.
●	In addition to the Layer 1 Avalanche Network, the Avalanche Network allows users to create non-core blockchains historically called “subnets,” which are managed by distinct validator sets, responsible for their own security, and which can follow custom rules. Subnets, software applications running on top of the Layer 1 Avalanche Network or subnets (often referred to as “decentralized applications” or “DApps,” whether or not decentralized in fact) and smart contract developers depend on being able to obtain AVAX to be able to run their programs and operate their businesses. In particular, many subnets, decentralized applications and smart contracts require AVAX in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for AVAX. AVAX’s price volatility (particularly where AVAX prices increase), or the Avalanche Network’s wider inability to meet the demands of subnets, decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such subnet, decentralized application and smart contract developers from using the Avalanche Network as the foundational infrastructure layer for building their subnets, applications and smart contracts. If subnet, decentralized application and smart contract developers abandon the Avalanche Blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of AVAX could be negatively affected.

Moreover, because digital assets, including AVAX, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Report.

Components of the Avalanche Protocol Were Only Conceived in 2018 and the Avalanche Protocol or Its Avalanche Layer 1 Mechanisms May Not Function as Intended, Which Could Have an Adverse Impact on the Value of AVAX and an Investment in the Shares.

Components of the Avalanche protocol were first conceived in a 2018 document by the pseudonymous “Team Rocket” and introduced the Snowball Proof-of-Stake consensus mechanism. Consensus protocols in the Avalanche family operate through repeated sub-sampled voting. When a node is determining whether a transaction should be accepted, it asks a small, random subset of validator nodes for their preference. Each queried validator replies with the transaction that it prefers, or thinks should be accepted. If a sufficient majority of the validators sampled reply with the same preferred transaction, this becomes the preferred choice of the validator that inquired. In the future, this node will reply with the transaction preferred by the majority. The node repeats this sampling process until the validators queried reply with the same answer for a sufficient number of consecutive rounds. The number of validators required to be considered a “sufficient majority” is referred to as “α” (alpha). The number of consecutive rounds required to reach consensus, a.k.a. the “Confidence Threshold,” is referred to as “β” (beta). When a transaction has no conflicts, finalization happens very quickly. When conflicts exist, honest validators are expected to quickly cluster around conflicting transactions, and are anticipated to enter a positive feedback loop until all correct validators prefer that transaction, provided the number of honest validators exceeds certain thresholds compared to the number of malicious validators (or validators which are offline or otherwise not reporting correct transactions). This leads to the acceptance of non-conflicting transactions and the rejection of conflicting transactions, provided the thresholds are not exceeded. The thresholds are believed to be, if a single well-resourced, sophisticated malicious actor were able to control more than 20% of the total staked AVAX, they may be able to bring the network to a halt, and potentially cause a fork in the chain, as different validators elect to finalize different blocks. Snowball is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

Snowball is a new blockchain technology that is not widely used, and may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying Snowball specifically or the Avalanche Network generally, including flaws that affect functionality of the Avalanche Network, the proof-of-stake consensus algorithm, a particular client software implementation, or a user’s wallet software, or make the network vulnerable to attack.

Development of the Avalanche Network, which only launched in 2020, was historically overseen by Ava Labs Inc. (“Ava Labs”), a Delaware corporation headquartered in New York, which was founded by Cornell University Professor Emin Gun Sirer and graduate student Maofan Yin to formalize the Avalanche Protocol, along with the Avalanche Foundation and other core developers. However, currently, the Avalanche codebase is publicly available under open source licenses and neither Ava Labs nor the Avalanche Foundation oversees network development. The Avalanche Network is composed of the “Primary Network,” which is comprised of three blockchains-the Exchange (X) Chain, the Platform (P) Chain, and the Contract (C) Chain-which each have a specific use. Avalanche Network users can create tokens and transact on subnets for specific applications and use cases. Avalanche, the architecture of the Layer 1 Avalanche Network, and subnets are new blockchain technologies that are not widely used. Snowball, the architecture of the Layer 1 Avalanche Network, or subnets may not function as intended. For example, there may be flaws in the cryptography underlying the Avalanche Network, including flaws that affect functionality of the Avalanche Network or make the network vulnerable to attack.

The development of the Avalanche Network is ongoing and future disruptions, outages, bugs, or other problems could have a material adverse effect on the value of AVAX and an investment in the Shares. Likewise, the client software implementation and wallets used by users and validators to access the Avalanche Network or AVAX could suffer future disruptions, bugs, or other problems that could have a material adverse effect on the value of AVAX and an investment in the Shares.

Digital Assets Represent a New and Rapidly Evolving Industry, and the Value of the Shares Depends on the Acceptance of AVAX.

The first major blockchain-based digital asset, bitcoin, was launched in 2009. The Avalanche Network launched in 2020. In general, digital asset networks, including the Avalanche Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Banks and other established financial institutions may refuse to process funds for AVAX transactions; process wire transfers to or from Digital Asset Trading Platforms, AVAX-related companies, or service providers; or maintain accounts for persons or entities transacting in AVAX. As a result, the prices of AVAX are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept AVAX in the future.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as AVAX, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Avalanche Network, any trading platforms or businesses that facilitate transactions in AVAX may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
●	Users, developers, and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with AVAX or the Avalanche Network.
●	The Trust is not actively managed and will not have any formal strategy relating to the development of the Avalanche Network and will not attempt to avoid or mitigate losses caused by declines in the price of AVAX.
27

Due to the Nature of Private Keys, AVAX Transactions Are Irrevocable and Stolen or Incorrectly Transferred AVAX May Be Irretrievable. As a Result, Any Incorrectly Executed AVAX Transactions Could Adversely Affect an Investment in the Trust.

AVAX transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Avalanche Blockchain, an incorrect transfer of cryptocurrency, such as AVAX, or a theft of AVAX generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of AVAX will regularly be made to or from the Trust’s accounts at the AVAX Custodians, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s AVAX could be transferred from the Trust’s account at the AVAX Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s AVAX is handled by the AVAX Custodians, and the transfer of AVAX to and from Liquidity Providers is directed by the Administrator and the Transfer Agent. The Sponsor has evaluated the procedures and internal controls of the Trust’s AVAX Custodians to safeguard the Trust’s AVAX holdings, as well as the procedures and internal controls of the Trust’s Administrator. However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s AVAX could be transferred from the Trust’s AVAX Accounts at the AVAX Custodians in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the Avalanche Blockchain. Alternatively, if the AVAX Custodians’ internal procedures and controls are inadequate to safeguard the Trust’s AVAX holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its AVAX, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s AVAX holdings are stolen, including from or by the AVAX Custodians, the Trust could lose some or all of its AVAX holdings, which could adversely impact an investment in the Shares of the Trust.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s AVAX through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred AVAX. The Trust will also be unable to convert or recover its AVAX transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

In September 2022, hackers used a flash loan attack on the Avalanche Network to steal $370,000 worth of stablecoins from a smart contract. A flash loan exploit is an abuse of a smart contracts security whereby a malicious actor borrows uncollateralized funds from a lending protocol and manipulates the price of a given asset, driving up its value, or otherwise takes advantage of vulnerabilities in the lending protocol. The attack affected a lending protocol, a decentralized exchange, and an automated market maker. Again, in October 2023, a smart contract operating on the Avalanche Network experienced a flash-loan exploit resulting in a loss of more than $2 million. Although these did not occur at the network level, future exploits might not be, which could lead to a wider loss of confidence or decrease adoption of the Avalanche Network.

If a Malicious Actor Were To Compromise One or More of The Subnets Running on the Avalanche Network, Such Activity Might Undermine Trust in Avalanche, Which Could Adversely Affect the Value of the Shares.

In addition to the Layer 1 Avalanche Network, users can create subnets that are managed by distinct validator sets, responsible for their own security, and which can follow custom rules. Because these subnets do not share the Avalanche Network’s overarching security they may be more susceptible to attack. While a successful attack on a subnet is not expected to have a direct impact on the performance or safety of the main Avalanche blockchain, such an event could undermine the public perception of Avalanche security, and could therefore have a negative impact on the performance of the Trust. Similar dynamics could result from a hack of a prominent decentralized application or smart contract on either the Layer 1 Avalanche Network or a subnet.

A Disruption of the Internet May Affect Avalanche Operations, Which May Adversely Affect the AVAX Industry and an Investment in the Trust.

The Avalanche Network relies on the internet. A significant disruption of internet connectivity (i.e., one that affects large numbers of users or geographic regions) could disrupt the Avalanche Network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In addition, data center hosting and cloud services providers play a crucial role in the global Internet economy. Many of the Trust’s service providers conduct their business operations and processes using cloud providers and third-party data center hosting facilities, including Amazon Web Services, Google Cloud, Microsoft Azure, and other cloud services. In October 2025, news outlets reported that Amazon Web Services and Microsoft Azure both suffered significant service interruptions which caused disruptions to some of their cloud services customers. Any disruptions or failures of the Sponsor’s systems or the third-party hosting facility or cloud services that the Sponsor uses, or may use in the future, or of the Trust’s service providers’ systems or the third party hosting facilities or cloud services that they use, or may use in the future, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, service disruptions or interruptions, scheduled or unscheduled downtime, software or hardware defects, telecommunications infrastructure outages, a decision to close such facilities or cease providing such services, or other problems with the Sponsor’s or a Trust service provider’s systems or third-party data center hosting or cloud providers that the Sponsor or a Trust service provider uses, or may use in the future, such as a failure to meet service standards, could severely impact the Trust’s or Sponsor’s ability to conduct business operations, such as creation and redemption processes or deposits or withdrawals into the Trust’s custodial accounts, any of which could materially adversely affect the Trust’s operations or cause losses to the Trust’s Shareholders.

The Avalanche Network’s Decentralized Governance Structure May Negatively Affect Its Ability to Grow And Respond to Challenges.

The governance of decentralized networks, such as the Avalanche Network, is by voluntary consensus and open competition. In other words, the Avalanche Network has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the Avalanche Network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. Historically the development of the source code of the Avalanche Network has been overseen by Ava Labs, the Avalanche Foundation, and other core developers. However, currently, the Avalanche codebase is publicly available under open source licenses and neither Ava Labs nor the Avalanche Foundation oversees network development. Ava Labs is one contributor to the codebase rather than responsible for updates or overseeing development or maintenance of the codebase. Core developers’ roles evolve over time, largely based on self determined participation. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. However, the Avalanche Network would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Avalanche Network. As a general matter, the governance of the Avalanche Network generally depends on most of members of the Avalanche community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Avalanche Network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. The Avalanche Network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the Avalanche Network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of AVAX to decline. If the Avalanche community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of AVAX.

Digital Asset Networks Are Developed By a Diverse Set of Contributors aAnd The Perception That Certain High-Profile Contributors Will No Longer Contribute to the Network Could Have an Adverse Effect on the Market Price of the Related Digital Asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors but certain identifiable and high-profile contributors may be perceived as playing an impactful role. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately twenty percent (20%) before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Avalanche Network such as Emin Gun Sirer is perceived as no longer able to contribute to the Avalanche Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of AVAX, which could adversely impact the value of the Shares.

In another example, FTX, one of the largest Digital Asset Trading Platforms at the time, experienced a high-profile collapse in November 2022. Along with its CEO Sam Bankman-Fried and Alameda Research (a digital asset trading firm also owned by Bankman-Fried), FTX had provided substantial financial and developmental support to the Solana project. Bankman-Fried was also a strong and vocal supporter of SOL and the Solana Network. It does not appear, however, that FTX, Alameda Research, or any other Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct. The price of SOL fell severely immediately following the news of FTX’s insolvency and remained negatively affected by the perceived entanglement with FTX for some time.

In the event a high-profile contributor to the Avalanche Network, such as Emin Gün Sirer, is perceived as no longer contributing to the Avalanche Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of AVAX, which could adversely impact the value of the Shares.

The Open-Source Structure of the Avalanche Network Protocol Means That the Core Developers and Other Contributors Are Generally Not Directly Compensated for Their Contributions in Maintaining and Developing the Avalanche Network Protocol. A Failure to Properly Monitor and Upgrade the Avalanche Network Protocol Could Damage the Avalanche Network and an Investment in the Trust.

The Avalanche Network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to AVAX development. As new AVAX are rewarded solely for validator activity (other than the 360 million created in 2020 upon launch of the Avalanche mainnet) and are not sold on an ongoing basis to generate revenue to support development activity, and the Avalanche Network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Avalanche Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Avalanche Network and the core developers may lack the resources to adequately address emerging issues with the Avalanche Network protocol. Although the Avalanche Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Avalanche Network. In addition, a bad actor could also attempt to interfere with the operation of the Avalanche Network by attempting to exercise a malign influence over a core developer. For example, in May 2025, Solana Labs’ co-founder Raj Gokal’s personal information was stolen and leaked by a hacker on the social media website of the music group Migos, which was also hacked. Such attempts could continue, which could interfere with the core developers’ work and ability to maintain and upgrade the source code of the Solana Network. A failure to properly monitor and upgrade the protocol of the Avalanche Network could damage the network or hurt its ability to appeal to users, validators and application developers. To the extent that material issues arise with the Avalanche Network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Avalanche Network and an investment in the Trust may be adversely affected.

Digital Assets May Have Concentrated Ownership and Large Sales or Distributions by Holders of Such Digital Assets, or Any Ability To Participate In or Otherwise Influence a Digital Asset’s Underlying Network, Could Have an Adverse Effect on the Market Price of Such Digital Asset.

As of November 25, 2025, the largest 100 AVAX wallets held approximately 28% of the AVAX in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of AVAX, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of AVAX. Also, because the Snowball consensus mechanism depends on having a certain percentage of honest validators, concentrated ownership by a bad actor or colluding bad actors could potentially lead to malicious behavior, such as halting the consensus process or, in the worst case, double spending. See “-The Avalanche Blockchain Could Be Vulnerable to Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect an Investment in the Trust or the Ability of the Trust to Operate.” Any such malicious behavior, if the bad actor or colluding bad actors had a sufficiently large portion of the total outstanding staked assets, could lead to an immediate loss of value of AVAX.

The Avalanche Blockchain Could Be Vulnerable to Centralization Concerns Which Could Adversely Affect the Security and Stability of the Avalanche Network As Well As the Value of the Shares.

In the context of blockchain networks and digital assets, although there is no universally accepted definition of “centralization,” concerns arise when a limited number of persons, entities, or software infrastructure have a disproportionate amount of control over the network’s operations or governance or could serve as a single point of failure, thereby undermining the network’s ability as a distributed system to continue functioning correctly even if some of its nodes or participants are faulty or malicious (also known as “Byzantine Fault Tolerance”). See also “-The Avalanche Blockchain Could Be Vulnerable to Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect an Investment in the Trust or the Ability of the Trust to Operate.”

Ava Labs and the Avalanche Foundation continue to exert influence over the direction of the development of Avalanche. Most validators on Avalanche use a single client software implementation called AvalancheGo, developed and maintained by Ava Labs. As a result, there is a lack of client diversity on the Avalanche Network. If there are bugs, defects, outages, disruptions, or other problems with the AvalancheGo client, it could take the Avalanche Network offline, cause the consensus process to halt, or lead to a variety of other problems, all of which could cause the price of AVAX to decline. Bugs and other defects in the AvalancheGo client have led to multiple outages and disruptions of the Avalanche Network’s operations as recently as 2024. For example, on February 1, 2024, a bug in AvalancheGo caused a temporary outage on the C-Chain, highlighting the risks of relying on a single client implementation. A similar issue occurred on February 23, 2024, when a surge in inscription-style transactions triggered mempool congestion and halted block production for nearly two hours. See “- Components of the Avalanche Protocol Were Only Conceived In 2018 and the Avalanche Protocol or Its Avalanche Layer Mechanisms May Not Function as Intended, Which Could Have an Adverse Impact on the Value Of AVAX and an Investment in the Shares.”

The Avalanche Network is believed to be decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of AVAX. The source code of the Avalanche Network is open-source and available to the public. As of November 25, 2025, more than 700 applications were built on the Avalanche Network. As of October 31, 2025, stats.avax.network reports there were approximately 806 validator nodes on the Avalanche Network, with no single validator node directly controlling more than 1.5% of the aggregate stake (Source: https://avascan.info/staking/validators). However, the real figure could be higher because some entities may operate multiple nodes. As of November 25, 2025, Avalanche community members have built, deployed, and operated around 390 custom layer-1 subnet blockchains of their own (which connect to the Avalanche Network, but are not themselves the Avalanche mainnet), created almost 47 million smart contracts, and execute nearly 8.7 billion transactions.

Moreover, several third-party protocols, including Benqi Finance (sAVAX), Hypha (STAVAX), and Yield Yak (yyAVAX) offer an application that provides a so-called “liquid staking” solution which permits holders of AVAX to deposit them with their smart contract, which stakes the AVAX while issuing the holder a transferable token which represents an interest in the staked AVAX which the holder can then use to transact with. At times, a significant portion of staked AVAX on the Avalanche Network may be concentrated within a single liquid staking provider, which could pose some centralization concerns.

A Temporary or Permanent “Fork” or a “Clone” of the Avalanche Blockchain Could Adversely Affect the Value of the Shares.

The Avalanche Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of AVAX adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Avalanche Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of AVAX running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of AVAX at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would receive to both versions of the digital asset running in parallel on each forked blockchain, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Avalanche Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

The First AVAX Custodian retains the right to decide, in its sole discretion, which branch of the forked network to support, and disclaims responsibility to support the other branch if it decides not to, though it may, in the First AVAX Custodian’s discretion, choose (but is not required) to make the unsupported asset available to the Trust. The Second AVAX Custodian also retains the right to decide, in its sole discretion, which branch of the forked network to support, and disclaims responsibility to support the other branch if it decides not to, though it will use reasonable efforts to provide notice to the Trust in advance of such a decision to give the Trust a chance to transfer the asset. Both AVAX Custodians may suspend their operations to make determinations about which branch of the forked network to support.

Shareholders May Not Receive the Benefits of Any Forks or “Airdrops.”

We refer to the right to receive any benefits arising from a fork, airdrop (defined below), or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The only crypto asset to be held by the Trust will be AVAX. The Trust has adopted the following procedures to address situations involving any fork, airdrop or similar event that results in the issuance of Incidental Rights or IR Virtual Currency that the Trust may receive. The Trust Agreement stipulates that if a fork, airdrop or a similar event occurs, the Sponsor may determine which asset constitutes AVAX and which network constitutes the Avalanche Network. Additionally the Sponsor has committed to cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. Because the Trust will abandon any Incidental Rights and IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. Such Incidental Rights or IR Virtual Currency will not be taken into account for purposes of determining NAV. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency that is not AVAX in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders. There can be no assurance as to whether or when the Sponsor would make such a decision, or when the Exchange will seek or obtain this approval, if at all.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Neither the Trust nor the Sponsor shall be under any obligation to claim or attempt to secure or realize any economic benefit from “airdropped” assets, and the Sponsor will cause the Trust to irrevocably and permanently abandon, for no consideration, such Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency associated with the airdropped assets in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders.

In the Event of a Hard Fork of the Avalanche Network, the Sponsor Will, If Permitted By the Terms of The Trust Agreement, Use Its Discretion To Determine Which Network Should Be Considered the Appropriate Network for the Trust’s Purposes, and in Doing So May Adversely Affect the Value of the Shares.

In the event of a hard fork of the Avalanche Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Avalanche Network, is generally accepted as the Avalanche Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Avalanche, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, staking power, and community engagement with, the Avalanche Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, security vendors and MarketVector on what is generally accepted as Avalanche and should therefore be considered “AVAX” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the Event of a Hard Fork of the Avalanche Blockchain, the AVAX Custodians’ Operations May Be Interrupted or Subject to Additional Security Risks That Could Disrupt the Trust’s Ability to Process Creations and Redemptions of Shares or Otherwise Threaten the Security of the Trust’s AVAX Holdings.

In the event of a hard fork of the Avalanche Blockchain, the AVAX Custodians may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer AVAX on the AVAX Custodians’ platform. Such a delay may be intended to permit the applicable AVAX Custodian to assess the resulting versions of the Blockchain, to determine how best to securely “split” the AVAX from the forked asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put the applicable AVAX Custodian’s custodied assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which such AVAX Custodian’s operations are halted.

In addition, any losses experienced by the AVAX Custodians due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Any Name Change and Any Associated Rebranding Initiative by the Core Developers of AVAX May Not Be Favorably Received by the Digital Asset Community, Which Could Negatively Impact the Value of AVAX and the Value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on AVAX. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of AVAX and the value of the Shares.

The Avalanche Blockchain Could Be Vulnerable to Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect an Investment in the Trust or the Ability of the Trust To Operate.

When conflicts exist, honest validators are expected to quickly cluster around conflicting transactions, and are anticipated to enter a positive feedback loop until all correct validators prefer that transaction, provided the number of honest validators exceeds certain thresholds compared to the number of malicious validators. This leads to the acceptance of non-conflicting transactions and the rejection of conflicting transactions, provided the thresholds are not exceeded. The thresholds are believed to be, if a single well-resourced, sophisticated malicious actor were able to control more than 20% of the total staked AVAX, they may be able to bring the network to a halt, and potentially cause a fork in the chain, as different validators elect to finalize different blocks.

Other blockchains illustrate the risk of attacks on transaction finality and consensus processes. For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the Avalanche Network could negatively impact the value of AVAX and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Avalanche Network, which could negatively impact the value of AVAX and the value of the Shares.

Although there are no known reports of malicious control of the Avalanche Network, if groups of coordinating or connected AVAX holders that together have more than 50% of outstanding AVAX, were to stake that AVAX and run validators, they could exert authority over the validation of AVAX transactions (in terms of having the ability to cause consensus to fail, although it is believed they would not have the ability to double-spend). This risk is heightened if over 50% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of AVAX, the feasibility of a malicious actor obtaining control of the validating power on the Avalanche Network will increase, which may adversely affect the value AVAX and the value of the Shares.

A malicious actor may also obtain control over the Avalanche Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. See discussion of hacking incident affecting Raj Gokal in “The Open-Source Structure of the Avalanche Network Protocol Means That the Core Developers and Other Contributors Are Generally Not Directly Compensated for Their Contributions in Maintaining and Developing the Avalanche Network Protocol. A Failure To Properly Monitor and Upgrade the Avalanche Network Protocol Could Damage the Avalanche Network and an Investment in The Trust.” To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Avalanche Network, the risk that a malicious actor may be able to obtain control of the Avalanche Network in this manner exists. Moreover, it is possible that a group of AVAX holders that together control more than 50% of outstanding AVAX are in fact part of the initial or core developer group, or are otherwise influential members of the Avalanche community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding AVAX, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Avalanche Network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

If Validators Exit the Avalanche Network, It Could Increase the Likelihood of a Malicious Actor Obtaining Control.

Validators exiting the network could make the Avalanche Network more vulnerable to a malicious actor obtaining control of a large percentage of staked AVAX, which might enable them to manipulate the Avalanche Blockchain by censoring or manipulating specific transactions, as discussed previously. If the Avalanche Blockchain suffers such an attack, the price of AVAX could be negatively affected, and a loss of confidence in the Avalanche Network could result. Any reduction in confidence in the transaction confirmation process or staking power of the Avalanche Network may adversely affect an investment in the Trust.

Blockchain Technologies Are Based on Theoretical Conjectures As to the Impossibility of Solving Certain Cryptographical Puzzles Quickly. These Premises May Be Incorrect or May Become Incorrect Due to Technological Advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the Avalanche Blockchain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the Avalanche Network, could quickly collapse, and an investment in the Trust may be adversely affected.

The Price of AVAX on the AVAX Market Has Exhibited Periods of Extreme Volatility, Which Could Have a Negative Impact on the Performance of the Trust.

The price of AVAX as determined by the AVAX market has experienced periods of extreme volatility and may be influenced by a wide variety of factors. Speculators and investors who seek to profit from trading and holding AVAX generate a significant portion of AVAX demand. Such speculation regarding the potential future appreciation in the value of AVAX may cause the price of AVAX to increase. Conversely, a decrease in demand for or speculative interest regarding AVAX may cause the price to decline. The volatility of the price of AVAX, particularly arising from speculative activity, may have a negative impact on the performance of the Trust.

MarketVector Has Analyzed AVAX Trading Platform Data and Developed Insights That Have Informed Marketvector’s Understanding of the AVAX Market and the Design of the Trust. If Such Data or Insights Are Inaccurate or Incorrect, the Value of an Investment in the Trust May Be Adversely Affected.

MarketVector has relied upon AVAX market data in developing its analysis of the AVAX market. This analysis has informed MarketVector’s understanding of the AVAX market, the design of the Trust and the design of the MarketVector Avalanche Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

Smart Contracts, Including Those Relating to DeFi Applications, Are a New Technology and Their Ongoing Development and Operation May Result in Problems, Which Could Reduce the Demand for AVAX or Cause a Wider Loss Of Confidence in the Avalanche Network, Either of Which Could Have an Adverse Impact on the Value of AVAX.

Smart contracts are programs that run on the Avalanche Blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding on the Ethereum network, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of ETH reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reported $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ETH being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. In another example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana Networks led to a $320 million theft of Ethereum. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Other smart contracts, such as bridges between blockchain networks and decentralized finance (“DeFi”) protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of AVAX, just as they have for other digital assets like Ethereum.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Avalanche Network, and smart contracts relating to DeFi applications currently represent a significant source of demand for AVAX. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Avalanche Network and represent a significant source of demand for AVAX, public confidence in the Avalanche Network itself could be negatively affected, such sources of demand could diminish and the value of AVAX could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications, and subnets.

Popular Decentralized Applications Running on Avalanche May Cease To Operate or May Migrate to Competing Blockchains, Which May Negatively Impact the Price of AVAX and Make the Avalanche Network Less Attractive.

Certain decentralized applications and subnets currently running on the Avalanche Blockchain may cease operations due to regulatory concerns, lawsuits, or a decline in demand. Additionally, such decentralized applications or subnets may also migrate away from Avalanche to an alternative competing blockchain. Avalanche currently hosts hundreds of dApps, including platforms like Trader Joe, Benqi, and Yield Yak. If a high-volume or widely used dApp or subnet were to exit the Avalanche ecosystem, it could negatively impact the price of AVAX, Avalanche’s transaction volume and could make the Avalanche Network less attractive.

Validation on the Avalanche Network Is Subject to Risks, including Staking Liquidity and Operational Uncertainty on the Avalanche Network.

Validation on the Avalanche Network requires AVAX to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Avalanche Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Avalanche Networks dictate requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. As part of the “lock-up” process of staking, staked AVAX are locked for a fixed period chosen by the staker – ranging from a minimum of two (2) weeks to a maximum of one (1) year. During this time, the staked AVAX is inaccessible and cannot be withdrawn or reallocated. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Avalanche Network’s proof-of-stake consensus protocol. As a result, the Trust may not be able to promptly access or liquidate staked AVAX to meet redemption requests in amounts that are greater than the portion of the Trust’s AVAX that remains un-staked or respond to adverse market conditions. This delay could adversely affect the Trust’s liquidity and its ability to fulfil investor redemptions in a timely manner, particularly during periods of heightened market volatility or significant redemption activity.

The Sponsor is responsible for assessing, managing, and periodically reviewing the Trust’s liquidity risk annually. In conducting the liquidity risk assessment, the Sponsor considers all relevant risks, including the Trust’s investment strategy and liquidity during normal and stressed conditions, the Trust’s holdings of cash and cash equivalents and the “activating” period involved in the staking process, and determines whether any adjustments to the management of the Trust’s liquidity risk are necessary. Potential adjustments may include reducing the proportion of AVAX allocated to staking or increasing the amount of AVAX kept readily available to meet redemption requests. There can be no assurance that the Sponsor’s management of liquidity risk will prove to be successful.

The Avalanche Network requires the payment of base fees and the practice of paying prioritization fees is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of AVAX. Any cybersecurity attacks, security issues, hacks, penalties, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Avalanche Network’s adoption or the price of AVAX. Any disruption of validation on the Avalanche Network could interfere with network operations and cause the Avalanche Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of AVAX to decrease. The limited liquidity during the “activation” process could dissuade potential validators from participating, which could interfere with network operations or security and cause the Avalanche Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of AVAX to decrease.

Proof-Of-Stake Blockchains Are a Relatively Recent Innovation, and Have Not Been Subject to As Widespread Use or Adoption Over As Long Of A Period Of Time As Traditional Proof-Of-Work Blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Avalanche Network, and their associated digital assets – including the AVAX held by the Trust – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets. Since its launch in 2020, Avalanche has experienced occasional incidents of prolonged outages and degraded performance. For example, the most recent significant outage reported on Avalanche’s website occurred on February 23, 2024, and lasted four (4) hours due to a bug in Avalanche’s AvalancheGo client. Continued performance issues could negatively impact adoption of Avalanche and the price of AVAX.

Operational Cost May Exceed the Award for Validating Transaction, and Increased Transaction Fees May Adversely Affect the Usage of the Avalanche Network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Avalanche Network. This may result in decreased usage and limit expansion of the Avalanche Network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new AVAX costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Avalanche Network and could adversely affect the value of the AVAX held by the Trust.

As a result of AVAX’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees.

An acute cessation of validator operations would reduce the collective processing power on the Avalanche Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of the relevant threshold of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

Risks Associated with the Digital Asset Markets

Recent Developments in the Digital Asset Economy Have Led to Extreme Volatility and Disruption in Digital Asset Markets, a Loss of Confidence in Participants of the Digital Asset Ecosystem, Significant Negative Publicity Surrounding Digital Assets Broadly and Market-Wide Declines in Liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds, and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX was also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe, and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco, (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York. In September 2025, Gemini and the SEC reached a preliminary settlement to resolve the lawsuit over the Gemini Earn program, with the SEC closing its investigation without pursuing enforcement action, though formal approval of the settlement is still pending.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities law framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice, subject to the court’s approval. Kraken has also announced that it reached an agreement in principle with the SEC to dismiss the SEC’s lawsuit, subject to formal approval by the SEC’s Commissioners. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending, and staking.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including AVAX, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services. Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of AVAX, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The Value of the Shares Relates Directly to the Value of AVAX, the Value of Which May Be Highly Volatile and Subject to Fluctuations Due to a Number of Factors.

The value of the Shares relates directly to the value of the AVAX held by the Trust and fluctuations in the price of AVAX could adversely affect the value of the Shares. The market price of AVAX may be highly volatile, and subject to a number of factors, including:

●	an increase in the global AVAX supply or a decrease in global AVAX demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●	the adoption of AVAX as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Avalanche Network, and their ability to meet user demands;

●	manipulative trading activity on digital asset exchanges, which, in many cases, are largely unregulated;

●	the needs of decentralized applications, smart contracts, subnets, their users, and users of the Avalanche Network generally for AVAX to pay gas fees to execute transactions;

●	forks in the Avalanche Network, particularly where changes to the Avalanche Network source code are either not well-received by key constituencies within the Avalanche community or are not successfully executed or implemented and fail to achieve the functionality such changes were intended to bring about;

●	governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Avalanche Network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions;

●	increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Avalanche Network;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or AVAX, and digital asset exchange rates;

●	consumer preferences and perceptions of AVAX specifically and digital assets generally, the Avalanche Network relative to competing blockchain protocols, and AVAX relative to competing digital assets;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;
41

●	business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in AVAX;

●	a “short squeeze” resulting from speculation on the price of AVAX, if aggregate short exposure exceeds the number of shares available for purchase;

●	an active derivatives market for AVAX or for digital assets generally;

●	monetary policies of governments, legislation or regulation, tariffs, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of AVAX as a form of payment or the purchase of AVAX on the digital asset markets;

●	global or regional political, economic or financial conditions, events, crises and situations, such as the novel coronavirus outbreak;

●	fees associated with processing an AVAX transaction and the speed at which AVAX transactions are settled;

●	the maintenance, troubleshooting, and development of (or lack thereof) the Avalanche Network including by validators and developers worldwide;

●	the ability for the Avalanche Network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Avalanche Network and AVAX transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset trading platforms;

●	interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the Avalanche Network;

●	decreased confidence in digital assets and digital assets trading platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●	increased competition from other forms of digital assets or payment services; and

●	the Trust’s own acquisitions or dispositions of AVAX, since there is no limit on the number of AVAX that the Trust may acquire.

Although returns from investing in AVAX have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that AVAX will maintain its value in the long, intermediate, short, or any other term. In the event that the price of AVAX declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of the Shares of the Trust are represented by the MarketVector Avalanche Benchmark Rate that may also be subject to momentum pricing due to speculation regarding future appreciation in value of AVAX, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of AVAX has resulted, and may continue to result, in speculation regarding future appreciation in the value of AVAX, inflating and making the MarketVector Avalanche Benchmark Rate more volatile. As a result, AVAX may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the MarketVector Avalanche Benchmark Rate and could adversely affect the value of the Trust.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the Avalanche Network, nor will the Trust seek to avoid or mitigate losses from declines in the AVAX price. Furthermore, the impact of the expansion of the Trust’s AVAX holdings on the digital asset industry and the Avalanche Network is uncertain. A decline in the popularity or acceptance of the Avalanche Network, or the value of AVAX, would harm the value of the Trust.

Digital Asset Networks Face Significant Scaling Challenges and Efforts to Increase the Volume and Speed of Transactions May Not Be Successful.

Many digital asset networks, including the Avalanche Network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. Achieving decentralization may mean that every single node on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. However, this may involve tradeoffs from an efficiency perspective, and impose constraints on throughput. A digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

As of November 25, 2025, the Avalanche Chain handled approximately fifty-two (52) transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. Increased fees and decreased settlement speeds could preclude certain uses for AVAX (e.g., micropayments) and could reduce demand for, and the price of, AVAX, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Avalanche Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public blockchains. However, there is no guarantee that any of the mechanisms in place or being explored for increasing speed and throughput of settlement of the Avalanche Network transactions will be effective, which could cause the Avalanche Network to not adequately resolve scaling challenges and adversely impact the adoption of AVAX and the Avalanche Network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Avalanche Network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. Alternatively, in theory, the widespread adoption of Layer 2 solutions could succeed in reducing congestion on the Layer 1 Avalanche Network by moving transactions and computational work to the Layer 2 level and thereby reduce direct transactions on the Layer 1 Avalanche Network, but by reducing transactions on the Layer 1 Avalanche Network, could reduce demand for AVAX on the Layer 1 Avalanche Network, which could in theory negatively impact the price of AVAX. It is possible that proposed changes to the Layer 1 Avalanche Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Avalanche Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Avalanche Network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is possible that proposed changes to the Layer 1 Avalanche Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Avalanche Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Avalanche Network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended, could suffer from centralization concerns, or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Alternatively, if a widely used Layer 2 network were to fail, it could reduce demand for AVAX because it would eliminate a source of demand for using AVAX to record transactions from the Layer 2 onto the Layer 1 Avalanche Network. Any of the foregoing could adversely affect the price of AVAX or the value of the Shares of the Trust.

If the Digital Asset Award or Transaction Fees for Recording Transactions on the Avalanche Network Are Not Sufficiently High to Incentivize Validators, or If Certain Jurisdictions Continue To Limit or Otherwise Regulate Validating Activities, Validators May Cease Expanding Validating Power or Demand High Transaction Fees, Which Could Negatively Impact the Value of AVAX and the Value of the Shares.

If the digital asset awards for validating blocks on the Avalanche Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Avalanche Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Avalanche Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “-The Avalanche Blockchain could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the trust or the ability of the trust to operate.”
●	Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Avalanche Network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for AVAX or cash with Authorized Participants.
●	During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Avalanche Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Avalanche Network, which may diminish its use. Users or other stakeholders on the Avalanche Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Avalanche Network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Avalanche Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of AVAX and the value of the Shares.
44

Due To the Unregulated Nature and Lack of Transparency Surrounding the Operations of AVAX Trading Platforms, Which May Be Subject to Regulation in a Relevant Jurisdiction But May Not Be Complying, They May Experience Fraud, Manipulation, Security Failures or Operational Problems, Which May Adversely Affect the Value of AVAX and, Consequently, the Value of The Shares.

Digital asset trading platforms are relatively new and, in some cases, unregulated. Many operate outside the United States. Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices, and regulatory compliance, many digital asset trading platforms do not provide this information. Digital asset trading platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset trading platforms, including prominent trading platforms that handle a significant volume of AVAX trading.

Many digital asset trading platforms are unlicensed, unregulated, and may be subject to regulation in a relevant jurisdiction but may not be complying, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated trading platforms located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non- economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Although these reports concerned Bitcoin, it is possible that similar concerns are present for AVAX markets as well.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of Bitcoin to increase from around $150 to more than $1,000 over a two-month period.

In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling Bitcoin and Bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although Bitcoin and AVAX are different assets, AVAX prices may be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The AVAX market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many AVAX trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of AVAX on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all.

AVAX Trading Platforms May Be Exposed to Fraud and Manipulation

The SEC has identified possible sources of fraud and manipulation in the AVAX market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in AVAX manipulating AVAX pricing; (3) hacking of the AVAX network and trading platforms; (4) malicious control of the Avalanche Network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in AVAX, new sources of demand for AVAX) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of AVAX may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at AVAX trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure, or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now-defunct digital asset trading platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platform, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe. The U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. On September 8, 2025, SwissBorg, a digital asset platform, experienced a security breach resulting in the unauthorized withdrawal of approximately 193,000 SOL (valued at approximately $41 million). The incident was attributed to a compromise in the API of Kiln, SwissBorg’s staking infrastructure provider. The breach enabled attackers to manipulate staking-related API requests, leading to the loss of funds from SwissBorg’s Solana Earn program. Kiln, a SOC 2 Type II certified staking provider, responded by pausing SOL staking operations and initiating a full incident response. These incidents have resulted in renewed concerns over the security of digital asset platforms.

The potential consequences of a digital asset trading platform failure or failure to prevent market manipulation could adversely affect the value of the Shares. Manipulative trading or market abuse could create artificial or distorted prices, cause a loss of investor confidence in AVAX, adversely impact pricing trends in AVAX markets broadly, and cause losses from an investment in Shares of the Trust.

In addition, negative perception, a lack of stability and standardized regulation in the digital asset markets, and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches, or government mandated regulation, and associated losses by customers, may reduce confidence in the Avalanche Network and result in greater volatility or decreases in the prices of AVAX. Furthermore, the closure or temporary shutdown of a digital asset exchange used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset exchange’s failure could adversely affect the value of the Shares.

AVAX Trading Platforms May Be Exposed to Front-Running

AVAX trading platforms on which AVAX trades may be susceptible to “front-running,” which refers to the process when someone uses access to confidential information, or technology or market advantage, to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running can occur via manipulation of transaction validation and mining processes, or the theft or misappropriation of confidential information by insiders. To extent that front-running occurs in AVAX markets, it may result in concerns as to the price integrity of digital asset exchanges and digital assets more generally.

AVAX Trading Platforms May Be Exposed to Wash Trading

AVAX trading platforms on which AVAX trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the global digital asset trading market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of AVAX and/or negatively affect the market perception of AVAX. If they were to affect trading at a trading platform which is used to calculate the MarketVector Avalanche Benchmark Rate, they could cause the Trust’s NAV to be calculated incorrectly and cause Shareholders to suffer losses. See “-The MarketVector Avalanche Benchmark Rate may be affected by manipulative or fraudulent practices in the global AVAX market or at constituent platforms.”

To the extent that wash trading either occurs or appears to occur in AVAX trading platforms on which AVAX trades, investors may develop negative perceptions about AVAX and the digital assets industry more broadly, which could adversely impact the price of AVAX and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Competition From Central Bank Digital Currencies And Emerging Payments Initiatives Involving Financial Institutions Could Adversely Affect The Value Of AVAX And Other Digital Assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, AVAX and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, AVAX. As a result of any of the foregoing factors, the value of AVAX could decrease, which could adversely affect an investment in the Trust.

Prices Of AVAX May Be Affected Due To Stablecoins (Including Tether And US Dollar Coin (“USDC”)), The Activities Of Stablecoin Issuers And Their Regulatory Treatment.

While the Trust does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the AVAX market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of AVAX. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the AVAX market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for AVAX, could cause artificial rather than genuine demand for AVAX, artificially inflating the price of AVAX, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether (the “NYAG Settlement Order”). The NYAG Settlement Order states that Bitfinex and Tether are under common ownership and management. Among other things, the NYAG Settlement Order asserts that Tether’s operators made a series of loans of some of the fiat currency reserves backing Tether stablecoins to Bitfinex, which Bitfinex used in its business, including to bridge liquidity difficulties it faced after Bitfinex lost a substantial amount of customer cash due to the actions of a payment processor it employed. In return, Bitfinex gave Tether a receivable promising to pay the funds back. The NYAG Settlement Order finds, among other things, that representations Tether’s operators made that each Tether stablecoin was backed 1:1 by fiat currency reserves were fraudulent under New York’s Martin Act, because some of the fiat currency reserves were replaced by a receivable issued by an affiliate (Bitfinex) without disclosure to the market. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including AVAX, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the AVAX market. While USDC is designed to maintain a stable value at one (1) U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for AVAX. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including AVAX), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or new legislation, such as the Guiding and Establishing National Innovation for U.S. Stablecoins Act which prohibits the use of payment stablecoins unless the issuers obtain certain licenses and comply with various regulatory and other requirements, or the removal or migration of prominent stablecoins away from the Avalanche Network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the AVAX market, and affect the value of AVAX, and in turn impact an investment in the Shares. Given Bitfinex has in the past been, and is currently, a component of the MarketVector Avalanche Benchmark Rate and Bitfinex and Tether are understood to be under common ownership and management, problems with Tether specifically could potentially affect pricing of transactions on Bitfinex or otherwise disrupt Bitfinex’s operations.

Competition From the Emergence or Growth of Other Digital Assets or Methods of Investing in AVAX Could Have a Negative Impact on the Price of AVAX and Adversely Affect the Value of the Shares.

As of November 25, 2025, AVAX was the twenty-first (21st) largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of November 25, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2.99 trillion (including the approximately $6 billion market cap of AVAX), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. AVAX faces competition from a wide range of digital assets, including Bitcoin and Ethereum. AVAX is also supported by fewer regulated trading platforms than more established digital assets, such as Bitcoin and Ethereum, which could impact its liquidity. In addition, AVAX is in direct competition to other smart contract platforms, such as Ethereum, Polkadot, Solana, and Cardano. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as EOS, Tezos, Tron, and numerous others, could have a negative impact on the demand for, and price of, AVAX and thereby adversely affect the value of the Shares. If other blockchain networks with smart contracts or similar capabilities better meet the needs of users, application developers, and/or validators, whether due to higher performance or otherwise, or prove to be more popular than AVAX for any reason, it could lead to less activity on the Avalanche blockchain and lower demand for AVAX, causing the price of AVAX and the value of the Shares to decline.

In addition, some digital asset networks, including the Avalanche Network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum Network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum Network. These users may attempt to negatively impact the use or adoption of the Avalanche Network. If Avalanche experiences a similar fork, users of the new digital asset network resulting from a fork may attempt to negatively impact the use or adoption of the Avalanche Network.

Investors may invest in AVAX through means other than the Shares, including through direct investments in AVAX and other potential financial vehicles, possibly including securities backed by or linked to AVAX and digital asset financial vehicles similar to the Trust, or other futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in AVAX directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of AVAX are formed and represent a significant proportion of the demand for AVAX, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding AVAX, could negatively affect the Index, the Trust’s AVAX holdings, the price of the Shares, the net asset value of the Trust and the NAV.

The Digital Asset Markets Follow Trends, Certain Trends May Favor Certain Blockchains Over Others, a Trend Change Could Affect the Popularity of the Avalanche Blockchain.

There are periods in which certain activities or products in the digital asset markets experience heightened popularity. For example in 2021 there was an increased interest around non-fungible tokens and high-ticket sales, such as the $69 million dollar sale of digital artist Beeple’s work at Christies helped to bring attention to the Ethereum blockchain.

Similarly, meme coins have experienced exponential growth with the market capitalization of meme coins increasing from $20 billion in January 2024 to $120 billion by early December 2024. Meme coin launches on Solana associated with celebrities, internet memes, and even politicians such as President Trump and First Lady Melania Trump, as well as Joe Biden, Kamala Harris, Peanut the Squirrel, and the $Libra memecoin associated with Argentine president Javier Milei, have brought attention to meme coins and the Solana blockchain on which many prominent memecoin applications are built. During the same time, in 2024, Solana’s total value locked (TVL) increased from around $1.4 billion to more than $9 billion. Many meme coins have surged in price upon launch only to quickly fall and never recover, which could create a negative sentiment around meme coins and potentially Solana by association. Meme coins associated with political themes could be subject to unpredictable political winds, or suffer political opposition, which could conceivably affect the Avalanche Network indirectly by association. Although the Sponsor is not aware of any affiliation between the Avalanche Network itself and memecoins that are issued by third party applications built on the Avalanche Network, memecoin applications, like any other application built on the Avalanche Network, create demand for AVAX to pay transaction fees to record changes of state within the application on the Avalanche Network. Accordingly, if the memecoin trend were to slow or stop for any reason, it could negatively impact the demand for AVAX and thus the AVAX price.

Congestion or Delay on the Avalanche Network May Delay Purchases or Sales of AVAX by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion on the Avalanche Blockchain. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Avalanche Blockchain. Any delay in the Avalanche Blockchain could affect an Authorized Participant’s ability to buy or sell AVAX at an advantageous price resulting in decreased confidence in the Avalanche Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Avalanche Network and the value of the Trust would be adversely affected.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, AVAX and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products, other than those which hold AVAX, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, AVAX could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV, and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Failure of Funds That Hold Digital Assets to Receive SEC Approval to List Their Shares on Exchanges Could Adversely Affect the Value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. However, the SEC has repeatedly denied such requests. If exchange-listing requests continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Digital Asset Treasury Companies Risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including AVAX.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as AVAX, when prices are rising and they may sell such assets when prices are decreasing, potentially making AVAX more expensive in a rising market and then causing downward pressure on AVAX prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for AVAX. Negative events or sentiment surrounding digital asset treasury companies could affect the market for AVAX. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of AVAX (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Risks Associated with the MarketVector Avalanche Benchmark Rate

The MarketVector Avalanche Benchmark Rate Has a Limited History.

The MarketVector Avalanche Benchmark Rate was developed by MarketVector and has a limited history. MarketVector has substantial discretion at any time to change the methodology used to calculate the MarketVector Avalanche Benchmark Rate, including the constituent trading platforms that contribute prices to the Trust’s NAV. MarketVector does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the MarketVector Avalanche Benchmark Rate will appropriately track the price of AVAX in the future.

The MarketVector Avalanche Benchmark Rate is based on various inputs which may include price data from various third-party trading platforms and markets. MarketVector does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The MarketVector Avalanche Benchmark Rate could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The MarketVector Avalanche Benchmark Rate Could Fail To Track the Global AVAX Price, and a Failure of the MarketVector Avalanche Benchmark Rate Could Adversely Affect the Value of the Shares.

Although the MarketVector Avalanche Benchmark Rate is intended to accurately capture the market price of AVAX, third parties may be able to purchase and sell AVAX on public or private markets not included among the AVAX trading platforms used in calculating the MarketVector Avalanche Benchmark Rate, and such transactions may take place at prices materially higher or lower than the MarketVector Avalanche Benchmark Rate. Moreover, there may be variances in the prices of AVAX on the various AVAX trading platforms used in calculating the MarketVector Avalanche Benchmark Rate, including as a result of differences in fee structures or administrative procedures on different trading platforms. While the MarketVector Avalanche Benchmark Rate provides a U.S. dollar-denominated composite index for the price of AVAX based on, at any given time, the prices on each such constituent trading Platform or pricing source may not be equal to the value of an AVAX as represented by the Index. It is possible that the price of AVAX on the AVAX trading platforms could be materially higher or lower than the MarketVector Avalanche Benchmark Rate price. To the extent the MarketVector Avalanche Benchmark Rate price differs materially from the actual prices available on an AVAX trading platforms used to calculate it, or the global market price of AVAX, the price of the Shares may no longer track, whether temporarily or over time, the global market price of AVAX, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’

ability to track the market price of AVAX. To the extent such prices differ materially from the MarketVector Avalanche Benchmark Rate, investors may lose confidence in the Shares’ ability to track the market price of AVAX, which could adversely affect the value of the Shares.

If the MarketVector Avalanche Benchmark Rate is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of AVAX, the price of the Shares may no longer track, whether temporarily or over time, the global market price of AVAX, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of AVAX. To the extent such prices differ materially from the market price for AVAX, investors may lose confidence in the Shares’ ability to track the market price of AVAX, which could adversely affect the value of the Shares.

MarketVector Has Analyzed AVAX Trading Platform Data and Developed Insights That Have Informed MarketVector’s Understanding of The AVAX Market and the Design of the Trust. If Such Data or Insights Are Inaccurate Or Incorrect, the Value of an Investment in The Trust May Be Adversely Affected.

MarketVector has relied upon AVAX market data in developing its analysis of the AVAX market. This analysis has informed MarketVector’s understanding of the AVAX market, the design of the Trust and the design of the MarketVector Avalanche Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

The MarketVector Avalanche Benchmark Rate Used to Calculate the Value of the Trust’s AVAX May Be Volatile, Adversely Affecting the Value of the Shares.

The price of AVAX on public digital asset trading platforms has a limited history, and during this history, AVAX prices on the digital asset markets more generally, and on digital asset exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the MarketVector Avalanche Benchmark Rate is designed to limit exposure to the interruption of individual digital asset trading platforms, the MarketVector Avalanche Benchmark Rate, and the price of AVAX generally, remains subject to volatility experienced by digital asset trading platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible AVAX trading platforms is limited, the MarketVector Avalanche Benchmark Rate will necessarily be composed of a limited number of AVAX trading platforms. If an AVAX trading platform were subjected to regulatory, volatility or other pricing issues, in the case of the MarketVector Avalanche Benchmark Rate, the calculation agent would have limited ability to remove such AVAX trading platform from the MarketVector Avalanche Benchmark Rate, which could skew the price of AVAX as represented by the MarketVector Avalanche Benchmark Rate. Trading on a limited number of AVAX trading platform may result in less favorable prices and decreased liquidity of AVAX and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring AVAX required for the creation of Baskets may increase the market price of AVAX on the digital asset markets, which will result in higher prices for the Shares. Increases in the market price of AVAX may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of AVAX that may result from increased purchasing activity of AVAX connected with the issuance of Baskets. Consequently, the market price of AVAX may decline immediately after Baskets are created. Decreases in the market price of AVAX may also occur as a result of sales in secondary markets by other market participants. If the Index price declines, the value of the Shares will generally also decline.

The MarketVector Avalanche Benchmark Rate May Be Affected by Manipulative or Fraudulent Practices in the Global AVAX Market or at Constituent Trading Platforms.

The global AVAX market may be subject to fraud and manipulation see “-Due to the unregulated nature and lack of transparency surrounding the operations of AVAX trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of AVAX and, consequently, the value of the Shares,” and the MarketVector Avalanche Benchmark Rate may be affected to the extent they cause global prices of AVAX to be subject to factors other than bona fide market forces.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the MarketVector Avalanche Benchmark Rate. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate. Additionally, between August and September 2016, the CFTC order finds that a former Coinbase employee intentionally placed buy and sell orders in the Litecoin/Bitcoin trading pair on GDAX, which he intended to match with one another and result in no loss or gain while creating the appearance of liquidity and trading interest in Litecoin. Ultimately, the transactions resulted in wash transactions that depicted a misleading picture of the Litecoin/Bitcoin market. It is possible that similar phenomena could affect trading platforms facilitating trading in AVAX.

Fraudulent and manipulative trading practices remain a risk at many cryptocurrency trading platforms. To the extent they occur at constituent trading platforms used to calculate the MarketVector Avalanche Benchmark Rate, they could cause the MarketVector Avalanche Benchmark Rate to report inaccurate prices of AVAX, causing the NAV of the Trust to be calculated incorrectly and thereby causing Shareholders to suffer losses.

The Index Administrator Could Experience System Failures or Errors.

If the computers or other facilities of the index administrator, data providers, and/or relevant constituent AVAX platforms malfunction for any reason, calculation, and dissemination of the MarketVector Avalanche Benchmark Rate may be delayed. Errors in the MarketVector Avalanche Benchmark Rate data, the MarketVector Avalanche Benchmark Rate computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the MarketVector Avalanche Benchmark Rate, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

The MarketVector Avalanche Benchmark Rate Price Being Used to Determine the Net Asset Value of the Trust May Not Be Consistent with GAAP. To the Extent That the Trust’s Financial Statements Are Determined Using a Different Pricing Source That Is Consistent With GAAP, the Net Asset Value Reported in the Trust’s Periodic Financial Statements May Differ, in Some Cases Significantly, from the Trust’s Net Asset Value Determined Using the MarketVector Avalanche Benchmark Rate Pricing.

The Trust will determine the net asset value of the Trust on each Business Day based on the value of AVAX as reflected by the MarketVector Avalanche Benchmark Rate. The methodology used to calculate the MarketVector Avalanche Benchmark Rate to value AVAX in determining the net asset value of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the MarketVector Avalanche Benchmark Rate is deemed inconsistent with GAAP, the Trust will utilize a GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s management fee and other expenses borne by the Trust will be determined using the Trust’s net asset value determined daily based on the MarketVector Avalanche Benchmark Rate. Such net asset value of the Trust determined using the MarketVector Avalanche Benchmark Rate may differ, in some cases significantly, from the net asset value reported in the Trust’s periodic financial statements.

The Sponsor Can Remove the MarketVector Avalanche Benchmark Rate and Use a Different Pricing or Valuation Methodology Instead.

Under the Trust Agreement, the Sponsor has the exclusive authority to select, remove, change, or replace the pricing or valuation methodology or policies used to value the Trust’s assets and determine NAV and NAV per Share, in its sole discretion. The Sponsor has the right to change the pricing source used to determine NAV and NAV per Share from the MarketVector Avalanche Benchmark Rate to a different source or index. To the extent that there are material changes to the pricing or valuation methodology or policies or the pricing source described within this paragraph, notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

Intellectual Property Rights Claims May Adversely Affect the Trust and the Value oOf the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding AVAX. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of AVAX. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its AVAX. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its AVAX. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risks Associated with Investing in the Trust

The Value Of the Shares May Be Influenced by a Variety of Factors Unrelated to the Value Of AVAX.

The value of the Shares may be influenced by a variety of factors unrelated to the price of AVAX and the AVAX trading platforms included in the MarketVector Avalanche Benchmark Rate that may have an adverse effect on the price of the Shares. These factors include the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, including due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares and storage of AVAX have been developed specifically for this product;
●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses, and security vulnerabilities;
●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s accounts with the AVAX Custodians, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss, or damage of its assets;
●	service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or
●	if the Avalanche Network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Avalanche Network may increase the potential for AVAX to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Trust Is Subject to Market Risk.

Market risk refers to the risk that the market price of AVAX held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

An Investment in Shares of the Trust Is Different From Directly Owning AVAX.

The market value of Shares of the Trust may not have a direct relationship with the prevailing price of AVAX, and changes in the prevailing price of AVAX similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased AVAX directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange, and index tracking risk. Investors will also forgo certain rights conferred by owning AVAX directly, such as the right to claim airdrops.

Redemption Liquidity Risk.

The Trust may be unable to satisfy redemption requests in a timely manner if the volume of such requests exceeds the portion of its AVAX holdings that remains un-staked and readily available. Since a significant proportion of Trust’s AVAX may be allocated to staking, which is subject to lock-up periods, the Trust may not be able to immediately access or liquidate the staked AVAX to meet large or unexpected redemption demands. In such circumstances, investors seeking to redeem their shares may experience delays, particularly during periods of heightened market volatility, Exchange disruption or substantial redemption activity. This could adversely affect the liquidity of the Trust and may result in a material impact on the value of investors’ holdings.

Although the Sponsor monitors and manages liquidity risk pursuant to the Staking Policy, there remains a possibility that redemption requests could exceed the un-staked AVAX available for immediate withdrawal. In such cases, the Authorized Participant will have the option to cancel the redemption order or the Sponsor may delay settlement (i.e., long settle the redemption request) or use an alternative execution method for the Trust to deliver cash in lieu of AVAX. Monitoring and risk management procedures, while designed to mitigate such risks, cannot eliminate them entirely–particularly in the event of extreme or unforeseen market conditions, sudden spikes in redemption activity, or operational disruptions. There is no assurance that the Sponsor’s liquidity risk management will prove successful. While under the terms of the Authorized Participant agreements the Trust may have the ability to defer settlement for a certain time if there are insufficient un-staked assets to meet redemptions (long settlement), there can be no assurance that this will be sufficient to meet all redemption requests or that the Trust contractual long settlement right will be adequate to meet the Trust’s settlement obligation to Authorized Participants; if not, the Trust could be in default to such Authorized Participants. As a result, investors may still face delays or restrictions on redemptions if the volume of requests surpasses the Trust’s available un-staked AVAX, or the Trust could face penalties, costs, damages, or other losses in connection with its settlement obligations to Authorized Participants, which could adversely affect the value or liquidity of, or cause losses in connection with an investment in the Shares.

The NAV May Not Always Correspond to the Market Price of AVAX and, As a Result, Baskets May Be Created or Redeemed at a Value That Is Different From the Market Price of the Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s AVAX holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of AVAX trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of AVAX.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share, and the Trust will therefore maintain its intended fractional exposure to a specific amount of AVAX per Share.

Shareholders also should note that the size of the Trust in terms of total AVAX held may change substantially over time and as Baskets are created and redeemed.

Authorized Participants’ Buying and Selling Activity Associated with the Creation and Redemption of Baskets May Adversely Affect an Investment in the Shares of the Trust.

Liquidity Provider’s purchases and Authorized Participants’ and their designees’ transfers of AVAX in connection with Basket creation orders may cause the price of AVAX to increase, which will result in higher prices for the Shares. Increases in the AVAX prices may also occur as a result of AVAX purchases by other market participants who attempt to benefit from an increase in the market price of AVAX when Baskets are created. The market price of AVAX may therefore decline immediately after Baskets are created.

Selling activity associated with sales of AVAX by Liquidity Providers or Authorized Participants and their designees in connection with redemption orders may decrease the AVAX prices, which will result in lower prices for the Shares. Decreases in AVAX prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of AVAX by Liquidity Providers and Authorized Participants’ and their designees’ transfers may have on the price of AVAX, sales and purchases of AVAX by similar investment vehicles, including competing exchange-traded products in the U.S. and other global markets that do or seek to hold AVAX, could impact the price of AVAX. If the price of AVAX declines, the trading price of the Shares will generally also decline.

The Inability of Liquidity Providers, and Authorized Participants or Their Designees To Hedge Their AVAX Exposure May Adversely Affect the Liquidity of Shares and the Value of an Investment in the Shares.

Liquidity Providers and Authorized Participants or their designees will generally want to hedge their AVAX exposure in connection with Basket creation and redemption orders, while Authorized Participants would generally want to hedge their exposure to the Trust’s Shares to the extent possible. To the extent Authorized Participants, their designees, and/or Liquidity Providers are unable to hedge their exposure to the Trust’s Shares or AVAX respectively due to market conditions (e.g., insufficient AVAX liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not participate in creating or redeeming Baskets. In addition, the hedging mechanisms employed by Authorized Participants, their designees, and/or Liquidity Providers and Authorized Participants or their designees to hedge their exposure to the Trust’s Shares or AVAX, as applicable, may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market. To the extent Liquidity Providers and Authorized Participants or their designees turn to the market for exchange-traded futures contracts for AVAX (“AVAX Futures”) as well as the non-exchange traded AVAX derivatives markets for their hedging needs in connection with their AVAX sales or transfers to and purchases or transfers from the Trust, both the exchange-traded AVAX Futures market and the non-exchange traded AVAX derivatives markets have limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures and derivatives markets. The liquidity of the market will depend on, among other things, the adoption of AVAX and the commercial and speculative interest in the market for the ability to hedge against the price of AVAX with exchange-traded AVAX Futures and non-exchange traded AVAX derivatives. There can be no assurance that such markets will be able to meet the hedging needs of Liquidity Providers and Authorized Participants or their designees, which could cause such Liquidity Providers and Authorized Participants or their designees to refrain from participation in the Trust’s creation and redemption processes, which could have adverse effects on Shareholders such as wider spreads, a breakdown of the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV of the Trust’s AVAX holdings, and potentially a disruption of the creation or redemption processes altogether, as described in the following Risk Factors.

If the Process of Creation and Redemption of Baskets Encounters Any Unanticipated Difficulties, the Possibility for Arbitrage Transactions by Authorized Participants Intended To Keep the Price of the Shares Closely Linked to the Price of AVAX May Not Exist and, As a Result, the Price of the Shares May Fall or Otherwise Diverge From NAV.

The processes of creation and redemption of Shares (which depend on timely transfers of AVAX to and by the AVAX Custodians) could be disrupted or encounter challenges due to, for example, the price volatility of AVAX, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the AVAX Custodians, in their capacity as AVAX Custodians under the Custody Agreements. Authorized Participants and Liquidity Providers, who would otherwise be willing to purchase or redeem Baskets or AVAX, as applicable, to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying AVAX, may decide not to take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect, and reduce their transactions with or even refrain entirely from transacting with the Trust, which could disrupt the processes of creation and redemption of Shares. If such events rise to the level of an emergency or cause creations and redemptions of Shares to be impracticable, the Sponsor may suspend the process of creation and redemption of Baskets. Any disruptions to the process of creating and redeeming Shares could cause trading spreads, and the resulting premium or discount, on Shares compared to NAV to widen. Alternatively, in the case of an Avalanche Network outage or other problems affecting the Avalanche Network, the processing of transactions on the

Avalanche Network may be disrupted, which in turn may prevent Liquidity Providers, or Authorized Participants or their designees from depositing or withdrawing AVAX from their accounts at the AVAX Custodians which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of AVAX and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for AVAX should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of the Shares may diverge from the value of AVAX.

Creation Baskets may be created or redeemed in exchange for AVAX or cash. At present, only certain Authorized Participants have the ability to support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling AVAX that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the AVAX markets and related cash movements. Furthermore, there are timing costs involved in the risk that the AVAX price moves between the time when the NAV is established for a creation/ redemption and the time when the AVAX is traded (“slippage”). In addition, Liquidity Providers must settle AVAX transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Liquidity Provider fails to perform its obligations within the contractually specified time period, the Trust would seek to use an alternate AVAX Trading Counterparty to execute the AVAX transaction. However, the pricing or terms of the ultimate AVAX transaction conducted through the alternate Liquidity Provider, if one is available, after the failure of the original Liquidity Provider to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the original Liquidity Provider. Transaction costs and slippage would be reduced if the Trust were able to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants who are unable to support in-kind creation and redemption activity and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for an AVAX exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell AVAX and the Authorized Participant is not permitted to designate the Liquidity Provider from whom AVAX is purchased or sold in connection with the Authorized Participant’s Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying AVAX held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying AVAX, causing losses; alternatively, it could be unable to operate, as there would no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations. In addition, a failure to settle AVAX transactions with Liquidity Providers could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

The Lack of Ability To Facilitate In-Kind Creations and Redemptions of Shares Could Have Adverse Consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel of FINRA stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot AVAX. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in AVAX under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for AVAX may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Even with the SEC staff’s recent statement that in-kind creations and redemptions are not prohibited by SEC regulations, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Liquidity Provider or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares, and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The Liquidity of the Shares May Also Be Affected by the Withdrawal from Participation of Authorized Participants or Liquidity Providers.

In the event that one or more Authorized Participants or Liquidity Providers withdraw from or cease participation in creation and redemption activity or AVAX transactions with the Trust for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Trust Is Subject To Risks Due To Its Concentration of Investments in a Single Asset Class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: AVAX. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with AVAX. By concentrating its investment strategy solely in AVAX, any losses suffered as a result of a decrease in the value of AVAX can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

The Lack of Active Trading Markets for the Shares of the Trust May Result in Losses on Shareholders’ Investments at the Time of Disposition of Shares.

Although Shares of the Trust are expected to be publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, likely will be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Possible Illiquid Markets May Exacerbate Losses, Increase the Variability Between the Trust’s NAV and Its Market Price Or Affect the Trust’s Ability to Meet Cash Creation Orders and Redemption Orders.

AVAX is a relatively new asset with a limited trading history. Therefore, the markets for AVAX may be less liquid and more volatile than other markets for more established products. It may be difficult to execute an AVAX trade at a specific price when there is a relatively small volume of buy and sell orders in the AVAX market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its AVAX, or making it more difficult for Authorized Participants to acquire or liquidate AVAX as part of the creation and/or redemption of Shares of the Trust. To the extent that the Trust conducts creation and redemption transactions for cash, such illiquidity may affect the Trust’s ability to meet such cash creation and redemption orders. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in AVAX, which is highly concentrated.

The Shares May Trade at A Price That Is at, above or below the Trust’s NAV Per Share As a Result of the Non-Current Trading Hours Between the Exchange and the Digital Asset Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of AVAX, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on the Exchange at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, the Exchange is open for trading in the Shares for a limited period each day, but the digital asset market is a twenty-four (24)-hour marketplace. During periods when the Exchange is closed but constituent trading platforms are open, significant changes in the price of AVAX on the digital asset market could result in a difference in performance between the value of AVAX as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of AVAX on the digital asset market, and the value of AVAX as measured by the Index, move significantly in a negative direction after the close of the Exchange, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. If the price of AVAX on the digital asset market drops significantly during hours the Exchange is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when the Exchange is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

The Trust Is an “Emerging Growth Company” and It Cannot Be Certain If the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make the Shares Less Attractive to Investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this Report; exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and
●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth (5th) anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three (3)-year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first (1st) day of the first (1st) fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least twelve (12) months and (C) filed at least one (1) annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Several Factors May Affect the Trust’s Ability to Achieve Its Investment Objective on a Consistent Basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include, without limitation: (1) Liquidity Providers’ or Authorized Participants’ or their designees’ ability and willingness to purchase and sell or transfer or receive AVAX in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Avalanche Network, or the Staking Service Provider; (3) the AVAX market becoming illiquid or disrupted; (4) the Trust’s Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which AVAX trades, resulting in the inability of Liquidity Providers or Authorized Participants’ or their designees’ to execute intended portfolio transactions; (7) accounting standards; (8) Authorized Participants refraining from participating in creation and redemption of Baskets; (9) the MarketVector Avalanche Benchmark Rate becoming disrupted or unavailable; and (10) the Staking Services Providers’ willingness to provide staking services to the Trust and to do so on the terms of its agreement with the Trust.

The Amount of AVAX Represented by Each Share Will Decline Over Time As the Trust Pays the Sponsor Fee and Extraordinary Trust Expenses, and As a Result, the Value of the Shares May Decrease Over Time.

The amount of AVAX represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s AVAX to pay for the Sponsor Fee and extraordinary Trust expenses. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of AVAX.

Although the Sponsor has agreed to assume all fees and other expenses incurred by the Trust in the ordinary course of its affairs incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor.

Each outstanding Share represents a fractional, undivided interest in the AVAX held by the Trust. The Trust does not generate any income and transfers AVAX to pay for the Sponsor Fee, and to pay for litigation expenses or other extraordinary expenses. Therefore, the amount of AVAX represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of AVAX over time, as the amount of AVAX required to create Shares proportionally reflects the amount of AVAX represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant AVAX price, the trading price of the Shares is expected to gradually decline relative to the price of AVAX as the amount of AVAX represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of AVAX represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of AVAX.

The Trust Is a Passive Investment Vehicle. The Trust Is Not Actively Managed and Will Be Affected by a General Decline in the Price of AVAX.

The Sponsor does not actively manage the AVAX held by the Trust. This means that the Sponsor does not sell AVAX at times when its price is high, or acquire AVAX at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional AVAX investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The Development and Commercialization of the Trust Is Subject to Competitive Pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, including with respect to the potential creation of competing exchange-traded AVAX products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded AVAX products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. Such competing products may become available for public exchange trading before the Trust and/or have a lower expense ratio than the Trust, which could have a detrimental effect on the scale and sustainability of the Trust. The Sponsor’s competitors may have greater financial, technical, and human resources than the Sponsor. These competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale and compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving AVAX more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of AVAX.

Threats to the Trust’s Accounts with the AVAX Custodians Could Result in the Halting of Trust Operations and a Loss of Trust Assets or Damage to the Reputation of the Trust, Each of Which Could Result in a Reduction in the Price of the Shares.

Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s AVAX held in the Trust’s AVAX Accounts with the AVAX Custodians will be an appealing target to hackers or malware distributors seeking to destroy, damage, or steal the Trust’s AVAX and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor and the AVAX Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s AVAX may be subject to theft, loss, destruction, or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s AVAX. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, hack, software defect, or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws, or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss, or damage of its assets. The Sponsor does not control the AVAX Custodians’ operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss, or damage.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error, or malfeasance of an employee of the Sponsor, the AVAX Custodians or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s accounts with the AVAX Custodians, the private keys (and therefore AVAX), or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the AVAX Custodians or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, and the AVAX Custodians may be unable to anticipate these techniques or implement adequate preventative measures. The AVAX Custodians are also dependent on key service providers, including, without limitation, their data centers, and if these were to cease operation or be the subject of operational problems or security threats, it could affect the Trust’s AVAX Accounts with the AVAX Custodians.

An actual or perceived breach of the Trust’s AVAX Accounts with the AVAX Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation, and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

If a Liquidity Provider Agreement, the Custody Agreements, an Authorized Participant Agreement, a Staking Services Agreement Is Terminated or a Liquidity Provider, an Authorized Participant, the AVAX Custodians or the Staking Services Provider Fails to Participate in the Creation or Redemption Processes of the Trust or Fails To Provide Services As Required, the Sponsor May Need To Find and Appoint a Replacement Liquidity Provider, Authorized Participant, AVAX Custodians, or Staking Services Provider Quickly, Which Could Pose a Challenge to the Trust’s Ability To Create and Redeem Shares or the Safekeeping of the Trust’s AVAX, and the Trust’s Ability To Continue To Operate May Be Adversely Affected.

The Trust is dependent on the AVAX Custodians to operate, pursuant to the Custody Agreements. The AVAX Custodians perform essential functions in terms of safekeeping the Trust’s AVAX and facilitate the transfer of AVAX to the Trust by Liquidity Providers and Authorized Participants and their designees and from the Trust in connection with creations and redemptions and to pay the Sponsor Fee and extraordinary Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If the AVAX Custodians fail to perform the functions it performs for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

The Sponsor could decide to replace the First AVAX Custodian as the custodian of the Trust’s AVAX, pursuant to the First AVAX Custody Agreement. Similarly, the First AVAX Custodian under the First AVAX Custody Agreement may terminate the First AVAX Custody Agreement upon providing notice to the Trust for any reason and without Cause (as defined below), or upon the occurrence of an event that constitutes Cause (as defined below). “Cause” is defined in the First AVAX Custody Agreement as a material breach of any provision of the First AVAX Custody Agreement and such breach remains uncured for a period of thirty (30) calendar days after notice of such breach is provided by the First AVAX Custodian; or (ii) a Bankruptcy Event (as defined in the First AVAX Custody Agreement) occurs and is continuing with respect to the Trust. Transferring maintenance responsibilities of the Trust’s accounts at the First AVAX Custodian to another custodian may be complex and could subject the Trust’s AVAX to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the First AVAX Custodian becomes insolvent, suffer business failure, cease business operations, defaults on or fails to perform its obligations under the First AVAX Custody Agreement with the Trust, or abruptly discontinues the services it provides to the Trust for any reason, the Trust’s operations would be adversely affected.

The Second AVAX Custodian performs essential functions in terms of safekeeping the Trust’s AVAX in the AVAX Vault Balance. If the Second AVAX Custodian fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, Coinbase, Inc., which is an affiliate of the Second AVAX Custodian, and its parent (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase

Entities does not allege that AVAX is a security nor does it allege that Coinbase Inc’s activities involving AVAX caused the alleged registration violations, and the Second AVAX Custodian was not named as a defendant. The SEC’s complaint sought a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. In March 2025, the SEC moved to dismiss the complaint, which the court granted.

Alternatively, the Sponsor could decide to replace the Second AVAX Custodian as a custodian of the Trust’s AVAX, pursuant to the Second AVAX Custody Agreement (the “Second AVAX Custody Agreement”). Similarly, the Second AVAX Custodian could terminate services under the Second AVAX Custody Agreement for any reason and without Cause upon providing the applicable notice to the Trust for any reason, or immediately for Cause (“Cause” is defined in the Second AVAX Custody Agreement as (i) the Trust breaches any provision of the Second AVAX Custody Agreement and such breach is not cured within three (3) business days after notice of such breach is given to the Trust in the case of a payment-related breach or is not cured within ten (10) business days after notice of such breach is given to the Trust; (ii) the Trust takes any action to dissolve or liquidate (iii) the Trust becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Trust becomes subject to any bankruptcy or insolvency proceeding; (v) the Second AVAX Custodian becomes aware of any facts or circumstances with respect to the Trust’s financial, legal, regulatory or reputational position which reasonably would materially adversely affect the Trust’s ability to comply with its obligations under the Second AVAX Custody Agreement, and such facts and circumstances cannot be cured within five (5) business days; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Trust’s Second AVAX Account is subject to any pending litigation, investigation or government proceeding; or (viii) the Second AVAX Custodian reasonably suspects the Trust of attempting to circumvent the Second AVAX Custodian’s controls in a manner the Second AVAX Custodian otherwise deems inappropriate or potentially harmful to itself or third parties.) Transferring maintenance responsibilities of the Trust’s account at the Second AVAX Custodian to another custodian may be complex and could subject the Trust’s AVAX to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the Second AVAX Custodian becomes insolvent, suffers business failure, ceases business operations, default on or fail to perform their obligations under its contractual agreement with the Trust, or abruptly discontinue the services it provides to the Trust for any reason, the Trust’s operations including its creation and redemption processes would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custody Agreements. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s AVAX. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified First AVAX Custody Agreement or Second AVAX Custody Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

Additionally, the Trust depends on Staking Services Provider(s) to execute staking. Staking rewards proceeds will depend on the success of the Staking Services Provider(s), including the technology used by such parties. If the AVAX Custodians or a Staking Services Provider experiences technical difficulties or service outages, or is otherwise unable to optimally execute the staking program, the Trust’s receipt of staking rewards and the value of the Shares may be adversely affected.

If an Authorized Participant or a Liquidity Provider suffers insolvency, business failure or interruption, default, failure to perform, security breach, or if an Authorized Participant or a Liquidity Provider chooses not to participate in the creation and redemption processes of the Trust due to the risks described in “The Inability of Liquidity Providers To Hedge Their AVAX Exposure May Adversely Affect The Liquidity of Shares and the Value of an Investment in The Shares” and “If the Process of Creation and Redemption of Baskets Encounters Any Unanticipated Difficulties, the Possibility for Arbitrage Transactions by Authorized Participants Intended To Keep the Price of the Shares Closely Linked To the Price of AVAX May Not Exist and, As a Result, the Price of the Shares May Fall or Otherwise Diverge from NAV,” or for any other reason, and the Trust is unable to engage replacement Authorized Participants or Liquidity Providers on commercially acceptable terms or at all, then the creation and redemption processes of the Trust or the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV could be negatively affected.

Staking May Subject the Trust to Risks, Which in the Future May Include Loss of Rewards and Operational Uncertainties.

The Trust will stake a portion of its AVAX from an AVAX Account maintained at the AVAX Custodian. When seeking to stake the Trust’s AVAX, the Sponsor will instruct the AVAX Custodian to delegate such AVAX to a validator operated by a Staking Services Provider for staking. The staked AVAX remains in the custody of the AVAX Custodian, but is locked during the staking process. AVAX staked on the Avalanche Network is staked for a defined staking period (between two (2) weeks and one (1) year, depending on the staking period selected), resulting in certain liquidity risks that the Sponsor will seek to manage pursuant to the liquidity policies. Staked Avalanche ceases earning rewards once the staking period concludes, and it cannot be unstaked early prior to the conclusion of the chosen staking period.

Staking on the Avalanche Network occurs through a validator-based staking model pursuant to which AVAX is staked to validator nodes that participate in the network’s proof-of-stake consensus process. The Trust’s AVAX will remain in the custody of the AVAX Custodian at all times. The Staking Service Provider will have no ability to withdraw, rehypothecate or otherwise use the Trust’s AVAX. When AVAX is staked, it is subject to a staking period that must be specified in advance and ranges from a minimum of two (2) weeks to a maximum of one (1) year. During the staking period, the staked AVAX cannot be unstaked and the Trust will not have access to such AVAX until the end of the staking period.

While staking AVAX offers the potential to derive additional AVAX, it also exposes the Trust to several risks. The Avalanche protocol does not impose slashing penalties like other proof-of-stake networks. However, if the validators to which the Trust’s AVAX has been staked fail to satisfy uptime and performance requirements, the Trust may fail to earn some or all of the Avalanche that would have otherwise been available as a result of its staking.

Additionally, staking involves operational reliance on the AVAX Custodians and Staking Service Providers. The Trust relies on the Avalanche Custodians to safeguard the Trust’s AVAX and to facilitate staking. The Trust is subject to the risk that the AVAX Custodian may fail to properly perform its obligations, whether due to operational error, systems failure, cybersecurity incident, insolvency, regulatory restriction, or any other factors. In addition, the AVAX Custodian’s role in transmitting staking instructions and managing validator credentials creates dependency risk as the Trust cannot independently stake its AVAX without the AVAX Custodian’s cooperation. Any disruption in the AVAX Custodian’s services, including a suspension of staking operations, or mismanagement of validator credentials, could have a material adverse effect on the value of the Trust’s AVAX, the Trust’s ability to meet its investment objective, and the value of the Shares.

The Trust also relies on the Staking Service Providers to operate validator nodes and perform validation activities on the Avalanche Network on behalf of the Trust. The performance and reliability of the validator nodes operated by the Staking Service Providers directly affects the rewards earned by the Trust’s staking activities. The Trust is dependent on the competence, integrity, and continued service of the Staking Service Providers, and has limited ability to independently monitor or control their validator operations. Any disruption, negligence, or misconduct by a Staking Service Provider could materially and adversely affect the value of the Trust’s staked AVAX, the Trust’s ability to achieve its investment objective, and the value of the Shares.

Replacing a Staking Service Provider or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s staking could be interrupted or disrupted, or the Trust could suffer a loss. The AVAX Custodian’s and a Staking Service Provider’s liability for their performance or misconduct is limited pursuant to the terms of the AVAX Custodian Agreements, including the Coinbase Staking Addendum, and Approved Validator Schedule, as applicable, which substantially limit the Trust’s recourse and give the Trust potentially little to no remedy or ability to recover in the event of a failure to appropriately perform the staking services leading to loss.

Further, the Trust’s assets (including any amounts created or earned through staking) are not insured by the FDIC, SIPC or any other governmental or private agency. In the event of a service disruption, or other failure, there can be no guarantee that the Trust will recover any of its staked AVAX, or the corresponding value of such assets. Staking rewards are also subject to fluctuation and may vary depending on network participation rates, protocol-level parameters, validator performance, and other on-chain dynamics beyond the control of the Trust, the Sponsor, the AVAX Custodian or the Staking Service Provider.

Loss of a Critical Banking Relationship for, or the Failure of a Bank Used by, the Trust Could Adversely Impact the Trust’s Ability To Create or Redeem Baskets, or Could Cause Losses to the Trust.

The Cash Custodian and AVAX Custodians, facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of AVAX by the Trust to effectuate subscriptions for cash and the selling of AVAX by the Trust to effect redemptions for cash or pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s AVAX. The Trust relies on the Cash Custodian and AVAX Custodians, in connection with the Trust’s Fiat Accounts, to hold any cash related to the purchase or sale of AVAX. To the extent that the Trust faces difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian or the banks at which the AVAX Custodians, in connection with the Trust’s Fiat Accounts, maintain customer cash balances (including the cash balance of the Trust held in the Fiat Accounts), or the imposition of operational restrictions by these banking partners and the inability for the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank or money market fund in which the Trust holds cash, including the cash associated with the Trust’s account at the Cash Custodian or the Trust’s Fiat Accounts with the AVAX Custodians (which is held at the AVAX Custodians’ Banks (as defined below) for the benefit of their customers, including the Trust), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

If the Cash Custodian, the AVAX Custodians or the Banks at which the AVAX Custodians hold customer cash balances, including those associated with the Trust’s Fiat Accounts, were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s, or AVAX Custodians’ ability to provide services to the Trust could be affected. Moreover, the future failure of a bank or money market fund at which the Trust (including through the Fiat Accounts) maintains cash, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Cash Custodian is subject or other potential protections. In addition, the Trust may maintain cash balances with the Cash Custodian in the Fiat Accounts with the AVAX Custodians that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Cash Custodian or AVAX Custodians at money market funds (in the case of the Fiat Accounts) and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Lack of Full Insurance and Shareholders’ Limited Rights of Legal Recourse Against the Trust, Trustee, Sponsor, Administrator, Cash Custodian, and AVAX Custodians Expose the Trust and Its Shareholders to the Risk of Loss of the Trust’s AVAX for Wwhich No Person or Entity Is Liable.

Neither the Trust not the Sponsor insure the Trust’s AVAX. The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Such insurance is shared with all other customers and clients of the First AVAX Custodian and is not specific to the Trust. Shareholders cannot be assured that either the First AVAX Custodian or the Second AVAX Custodian will maintain adequate insurance in respect of the AVAX they hold for the Trust, that such coverage will cover losses with respect to the Trust’s AVAX, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The First AVAX Custodian’s and the Second AVAX Custodian’s insurance may not cover the type of losses experienced by the Trust.

Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the AVAX Custodians, which could reduce the amount of such proceeds that are available to the Trust. The Trust is not a named insured under the First AVAX Custodian’s insurance policies, and may recover nothing. In addition, the AVAX insurance market is limited, and the level of insurance maintained by the First AVAX Custodian may be substantially lower than the assets of the Trust, or the amount of claims against the First AVAX Custodian of all of the customers whose losses are covered by the First AVAX Custodian’s insurance coverage.

Furthermore, under the First AVAX Custody Agreement, the First AVAX Custodian’s liability is limited in various ways. The First AVAX Custodian is not liable to the Trust (whether under contract, tort (including negligence) or otherwise) for any indirect, incidental, special, punitive, or consequential losses suffered or incurred by the Trust for any amount in excess of fees paid by the Trust less the aggregate amount of any losses for which the First AVAX Custodian is or was liable during such period. In addition, the First AVAX Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the First AVAX Custodian or a third party for on-chain services accessed through the First AVAX Custodian, such as staking, unless such losses occur as a result of the First AVAX Custodian’s fraud or intentional misconduct. The First AVAX Custody Agreement’s “Force Majeure” provision provides that the First AVAX Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the First AVAX Custodian including, but not limited to, any act of God, embargo; natural disaster; act of civil or military authorities; act of terrorists; cybersecurity incident or hacking (excluding events caused by the First AVAX Custodian’s breach of the First AVAX Custody Agreement or failure to use reasonable and industry-standard security measures); government prohibitions; civil disturbance; war; strike or other labor dispute; fire; severe weather; interruption in telecommunications, internet services, or network provider services; unavailability of Fedwire, SWIFT or banks’ payment processes; outbreaks of infectious disease or any other public health crises, including quarantine or other required employee restrictions; material disruption to blockchain networks or protocols (including hard forks, chain reorganizations, material network congestion, validator outages, materially elevated transaction fees, or consensus failures) not caused by the First AVAX Custodian; critical vendor or subprocessor outages; or any other catastrophe or material event which is beyond the reasonable control of the First AVAX Custodian.

In the event of potential losses incurred by the Trust as a result of the First AVAX Custodian losing control of the Trust’s AVAX or failing to properly execute instructions on behalf of the Trust, the First AVAX Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses. Furthermore, the insurance maintained by the First AVAX Custodian may be insufficient to cover its liabilities to the Trust. Both the Trust and the First AVAX Custodian are required to indemnify each other under certain circumstances.

The Trust does not control the First AVAX Custodian and cannot guarantee that the First AVAX Custodian will perform its obligations to the Trust under the First AVAX Custody Agreement, in a timely manner or at all. The First AVAX Custody Agreement provides that (i) the First AVAX Custodian does not own or control the underlying software protocols of networks which govern the operation of digital assets (including the Avalanche Network), (ii) the First AVAX Custodian makes no guarantees regarding their security, functionality, or availability, and (iii) in no event shall the First AVAX Custodian be liable for or in connection with any acts, decisions, or omissions made by developers or promoters of digital assets, including AVAX.

The First AVAX Custodian may terminate, in whole or in part, the First AVAX Custody Agreement, and/or suspend, restrict or terminate services to the Trust, in the event of a material breach not cured in thirty (30) days or if the Trust suffers a bankruptcy event.

The Second AVAX Custodian’s parent, Coinbase Global maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Second AVAX Custodian (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers of the Second AVAX Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the AVAX insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Second AVAX Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover Trust asset losses, the Trust cannot be assured that the Second AVAX Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Additionally, under the Second AVAX Custody Agreement, the Second AVAX Custodian’s liability is limited as follows, among others: (i) in respect of any incidental, indirect, special, punitive, consequential, or similar losses, the Second AVAX Custodian is not liable, even if the Second AVAX Custodian has been advised of or knew or should have known of the possibility thereof; (ii) the Second AVAX Custodian, its affiliates or its respective officers, directors, agents, employees and representatives shall in no event have any liability with respect to any breach of its obligations under the Second AVAX Custody Agreement which does not result from its negligence, fault, fraud or willful misconduct; and (iii) except for the: (i) Excluded Liabilities; (ii) fraud; or (iii) willful misconduct, in no event shall any Coinbase entity’s aggregate liability with respect to any breach of its obligations under the Second AVAX Custody Agreement exceed the greater of (a) the value of the AVAX involved in the transaction giving rise to such liability and (b) the aggregate amount of fees paid by the Trust to such Coinbase entity in respect of services relating to custody, trade execution, lending or post-trade credit (if applicable) and other services in the twelve (12)-month period prior to the event giving rise to such liability, and solely in respect of custodial services provided pursuant to the Second AVAX Custody Agreement, the liability of the Second AVAX Custodian shall not exceed the greater of (i) the aggregate amount of fees paid by the Trust to the Second AVAX Custodian in respect of the custodial services in the twelve (12)-month period prior to the event giving rise to such liability; or (ii) the value of the AVAX on deposit in Trust’s Second AVAX Account(s) involved in the event giving rise to such liability; provided, that in no event shall the Second AVAX Custodian’s aggregate liability in respect of each cold storage address exceed one hundred million US dollars ($100,000,000.00 USD).

“Excluded Liabilities” means (x) with respect to the Trust, (1) the Trust’s defense and indemnity obligations under the Second AVAX Custody Agreement; (2) any outstanding commissions or fees owed by the Trust under the Second AVAX Custody Agreement and (3) the Trust’s breach of representations and warranties under the Second AVAX Custody Agreement; and (y) with respect to the Second AVAX Custodian, its defense and indemnity obligations under the Second AVAX Custody Agreement. With respect to the Excluded Liabilities, the Second AVAX Custodian’s liability to the Trust for any losses arising out of or in connection with the Second AVAX Custodian’s defense and indemnity obligations under the Second AVAX Custody Agreement will be limited, in the aggregate, to an amount equal to five million U.S. dollars ($5,000,000.00 USD).

In general, the Second AVAX Custodian is not liable under the Second AVAX Custody Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Second AVAX Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Second AVAX Custodian. Furthermore, the insurance maintained by the Second AVAX Custodian may be insufficient to cover its liabilities to the Trust.

The Second AVAX Custodian requires up to twenty-four (24) hours between any request to withdraw AVAX from the Trust’s Second AVAX Account and submission of the Trust’s withdrawal to the Avalanche Network. It may be necessary to retrieve certain information from offline storage in order to facilitate a withdrawal in accordance with the Trust’s instructions, which may delay the initiation or crediting of such withdrawal from the Trust’s Second AVAX Account. AVAX shall not be deposited or withdrawn upon less than twenty-four (24) hours’ notice initiated from the Trust’s Second AVAX Account. The time of such request shall be the time such notice is transmitted from the Trust’s

Second AVAX Account. In the context of the foregoing and during such twenty-four (24) hours’ notice period, the Second AVAX Custodian makes no representations or warranties with respect to the availability and/or accessibility of (1) the AVAX, (2) a Custody Transaction (as defined in the Second AVAX Custody Agreement, which includes a deposit or withdrawal), (3) the Second AVAX Account, or (4) the Custodial Services (as defined in the Second AVAX Custody Agreement). While the Second AVAX Custodian will make reasonable efforts to process client initiated deposits in a timely manner, the Second AVAX Custodian makes no representations or warranties regarding the amount of time needed to complete processing of deposits as such processing is dependent upon many factors outside of the Second AVAX Custodian’s control.

Moreover, in the event of an insolvency or bankruptcy of the First AVAX Custodian or the Second AVAX Custodian in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the First AVAX Custodian and the Second AVAX Custodian in the virtual currency industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the First AVAX Custodian or the Second AVAX Custodian, and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

Each of the First AVAX Custody Agreement and the Second AVAX Custody Agreement contain an agreement by the parties to treat the AVAX credited to the Trust’s Custody Account (as defined in the First AVAX Custody Agreement) and the Trust’s Custodial Account (as defined in the Second AVAX Custody Agreement) as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the First AVAX Custodian and the Second AVAX Custodian will serve as fiduciary and custodian on the Trust’s behalf. It is possible that a court would not treat custodied digital assets as part of the First AVAX Custodian’s or the Second AVAX Custodian’s general estate in the event the First AVAX Custodian or the Second AVAX Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the First AVAX Custodian or the Second AVAX Custodian became subject to insolvency proceedings and a court were to rule that the custodied AVAX were part of the First AVAX Custodian’s or the Second AVAX Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the First AVAX Custodian’s or the Second AVAX Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the First AVAX Custodian or the Second AVAX Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the First AVAX Custodian or the Second AVAX Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of AVAX by the AVAX Custodians, absent gross negligence or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of AVAX by the AVAX Custodians, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of AVAX or the provision of instructions relating to the movement of AVAX, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the AVAX Custodians. Consequently, a loss may be suffered with respect to the Trust’s AVAX that is not covered by the AVAX Custodians’ insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

The Trust May Be Required, or the Sponsor May Deem It Appropriate, To Terminate and Liquidate at a Time That Is Disadvantageous to Shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of AVAX is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s AVAX is sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Sponsor Is Solely Responsible for Determining the Value of the AVAX Holdings and AVAX Holdings Per Share, and Any Errors, Discontinuance or Changes in Such Valuation Calculations May Have an Adverse Effect on the Value of the Shares.

The Sponsor has the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per share, which it has delegated to the Administrator. The Administrator will determine the Trust’s AVAX holdings and AVAX holdings per Share on a daily basis as soon as practicable after 4:00 p.m. Eastern time on each business day. The Administrator’s determination is made utilizing data from the operations of the Trust and the MarketVector Avalanche Benchmark Rate, calculated at 4:00 p.m. Eastern time on such day. To the extent that the AVAX holdings or AVAX holdings per Share are incorrectly calculated, the Sponsor will not be liable (absent gross negligence or willful misconduct) for any error and such misreporting of valuation data could adversely affect the value of the Shares.

If the Sponsor determines in good faith that the MarketVector Avalanche Benchmark Rate does not reflect an accurate AVAX price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the NAV in a manner that ultimately inaccurately reflects the price of AVAX. To the extent that the Trust’s NAV and the Trust’s NAV per share, the MarketVector Avalanche Benchmark Rate, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the index used to calculate NAV or other valuation method used to calculate the net asset value of the Trust. Any such change in the index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the MarketVector Avalanche Benchmark Rate is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s NAV or the Trust’s NAV per share. For purposes of the Trust’s financial statements, the Trust will utilize a pricing source that is consistent with GAAP, as of the financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary Expenses Resulting from Unanticipated Events May Become Payable by the Trust, Adversely Affecting the Value of the Shares.

In partial consideration for the Sponsor Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, with the exception of those described in “Additional Information about the Trust – The Trust’s Fees and Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Avalanche Blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor may sell AVAX to pay certain expenses not assumed by the Sponsor. Accordingly, the Sponsor may be required to sell or otherwise dispose of AVAX at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●	The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of AVAX. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s AVAX may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
●	Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver AVAX to the Sponsor or sell AVAX. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold by or transferred to the Sponsor.

The Value of the Shares Will Be Adversely Affected If the Trust Is Required To Indemnify the Sponsor, the Trustee, the Transfer Agent, the AVAX Custodians or the Cash Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent, the AVAX Custodians and the Cash Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or wilful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent, the AVAX Custodians, or the Cash Custodian may require that the assets of the Trust be used for indemnification in order to cover losses or liability suffered by them. This would reduce the AVAX holdings of the Trust and the value of the Shares.

Anchorage Serves As the Custodian for Several Competing Exchange-Traded Products, and the Trust’s Cash Custodian and Liquidity Providers May Also Transact With Competing Exchange-Traded AVAX Products or with Other Companies in the Digital Assets Industry, Which Could Heighten Interconnectedness and Contagion Risks and Adversely Affect Creation and Redemption Processes of the Trust.

By virtue of its prominent market position and capabilities, and the relatively limited number of institutionally capable providers of cryptoasset brokerage and custody services, Anchorage serves as the custodian for several competing exchange-traded products. Therefore, Anchorage’s size and market share creates the risk that Anchorage may fail to properly resource its operations to support all such products that use its services, and the broader risk that its concentrated focus on the industry could adversely affect its financial condition or disrupt its operations if its customers in the digital assets industry experience problems or issues, which could harm the Trust, the Shareholders and the value of the Shares. If Anchorage were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares. Similarly, although the Sponsor presently has no knowledge of the Cash Custodian’s customer base, if and to the extent the Cash Custodian serves other competing exchange-traded cryptocurrency products or other similar investment vehicles, it could conceivably divert the Cash Custodian’s focus and resources away from serving the Trust, leading to harm to the Trust and its Shareholders.

The First AVAX Custodian is, and Liquidity Providers in many cases are, prominent companies with active operations in the digital assets industry. As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected – for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks – which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the First AVAX Custodian and the Liquidity Providers to the Trust and Authorized Participants and their designees could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes.

Coinbase Serves As the AVAX Custodian for Several Competing Exchange-Traded Products, and the Trust’s Cash Custodian and Liquidity Providers May Also Transact with Competing Exchange-Traded AVAX Products or with Other Companies in the Digital Assets Industry, Which Could Heighten Interconnectedness and Contagion Risks and Adversely Affect Creation and Redemption Processes of the Trust.

The Second AVAX Custodian is an affiliate of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of cryptoasset brokerage and custody services, Coinbase serves as the custodian for several competing exchange-traded products. Therefore, Coinbase has a critical role in supporting the U.S. spot exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Second AVAX Custodian is, and Liquidity Providers in many cases are, prominent companies with active operations in the digital assets industry. As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected – for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks – which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Second AVAX Custodian and the Liquidity Providers to the Trust and Authorized Participants and their designees could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes.

The Trust’s Authorized Participants Act in Similar or Identical Capacities for Several Competing Exchange-Traded Products, Which May Impact the Ability or Willingness of One or More Authorized Participants to Participate in the Creation and Redemption Process, Adversely Affect the Trust’s Ability to Create or Redeem Baskets and Adversely Affect the Trust’s Operations and Ultimately the Value of the Shares.

Many of the Trust’s Authorized Participants, now or in the future, act or may act in the same capacity for several competing exchange-traded products. Due to balance sheet capacity or other concerns or constraints, Authorized Participants, none of which are obligated to engage in creation and/or redemption transactions, may not be able or willing to submit creation or redemption orders with the Trust or may do so in limited capacities, particularly during times of heightened market trading activity or market volatility or turmoil. The inability or unwillingness of Authorized Participants to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

Staking Risk.

Under a proof-of-stake protocol, token holders who voluntarily commit to staking are given the exclusive right to validate transactions and participate in consensus. Token holders can elect to stake their Avalanche in order to earn staked Avalanche rewards. Token holders can actively participate in the staking of their Avalanche by operating a validator node. Alternatively, token holders can participate in staking by delegating their Avalanche to a validator node operated by another party.

Validator nodes earn staked Avalanche rewards for completing such validation. Approximately every 400-600 milliseconds, a new block is added to the Avalanche blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded Avalanche. As such, there is not a competitive race to solve a mathematical puzzle that prevails in a proof-of-work consensus mechanism.

The Avalanche trading market may be impacted by the supply of Avalanche that voluntarily elects to commit to staking. The Avalanche Network issues a fixed amount of rewards for voting on blocks, which are divided among the participating validators. The fewer validators and the fewer users staking their AVAX, the more rewards, and vice versa.

If the Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Fund may also suffer the consequences of such Staking Services Provider’s mistakes. For example, if the Trust’s AVAX Custodians or Staking Services Provider selected to act as validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s staking activities or cause losses. Replacing the Staking Services Providers or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s staking activities could be interrupted or disrupted, or the Trust could suffer a loss.

Validator downtime would cause the Trust to be prevented from obtaining rewards in respect of periods during which the validator is inactive on the Avalanche Network.

There is no guarantee that the Trust will receive any rewards in respect of staked AVAX. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking AVAX, if any, may be affected by, among other factors:

●	the total amount of Avalanche staked by users of the Avalanche Network;

●	the total amount of Avalanche staked by the Trust;

●	changes to the Avalanche Network as a result of protocol governance decisions;

●	changes to validator fees set by the validators, including the commission charged by the Staking Services Provider (if any);

●	anticipated or unanticipated downtime by Staking Services Provider;

●	halts, outages, or other anticipated or unanticipated interruptions affecting the Avalanche Network or third-party service providers involved in Trust’s staking;

●	validators ceasing to be eligible to participate in the Avalanche Network’s proof-of-stake mechanism and earn rewards;

●	lock-up periods specified by the Avalanche Network;

●	whether staking rewards are re-staked as part of the operational processes of the Trust; and

●	delays or other operational factors related to or otherwise impacting the Trust’s staking activities.
72

Ramp-Up Staking Period Risk.

The Trust is newly organized and has limited operating history. As a result, the Trust may not be fully staked up to its target staking percentage during its initial period of operations (the “Ramp-Up Staking Period”). During the Ramp-Up Staking Period, which may last for several months, the Trust may hold a significant portion of unstaked AVAX while the Sponsor seeks to stake the Trust’s AVAX up to its target staking percentage.

Holding unstaked AVAX may cause the Trust to underperform its investment objective and may result in lower returns than if the Trust were fully staked. The Sponsor expects that the Trust will become substantially fully staked up to its target staking percentage over time; however, there can be no assurance that the Trust will achieve its target portfolio composition within any particular timeframe.

Regulatory Risk

Digital Asset Markets in the United States Exist in a State of Regulatory Uncertainty, and Adverse Legislative or Regulatory Developments Could Significantly Harm the Value Of AVAX or the Shares, Such As By Banning, Restricting or Imposing Onerous Conditions or Prohibitions on the Use of AVAX, Mining Activity, Digital Wallets, the Provision of Services Related To Trading and Custodying AVAX, the Operation of the Avalanche Network, or the Digital Asset Markets Generally.

There is a lack of consensus regarding the regulation of digital assets, including AVAX, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), U.S. Commodity Futures Trading Commission (the “CFTC”), FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all. In July 2025, U.S. Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), which creates a federal framework for payment stablecoins, including reserve requirements, issuer licensing, and anti-money laundering compliance. On the same day, the U.S. House of Representatives also passed the Digital Asset Market Clarity Act (CLARITY Act), which seeks to delineate regulatory jurisdiction between the SEC and CFTC over digital asset securities and commodities, respectively. These bills reflect growing bipartisan support for comprehensive digital asset regulation, although final Senate action remains pending.

In May 2025 the SEC issued a “Statement on Protocol Staking Activities,” which clarified that certain staking activities, including certain liquid staking activities, do not involve the offer and sale of securities within the meaning of the Securities Act and the Exchange Act.

Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or AVAX in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto- asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including AVAX and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws, and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and AVAX held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act (as amended) (“BSA”) by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling AVAX and therefore may adversely affect the price of AVAX and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including on the Avalanche Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether AVAX that has been associated with such addresses in the past can be easily sold. This “tainted” AVAX may trade at a substantial discount to untainted AVAX. Reduced fungibility in the AVAX markets may reduce the liquidity of AVAX and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of AVAX and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Avalanche Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Avalanche Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Avalanche wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Avalanche Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian – to reduce support for or cease offering services for AVAX or to the Trust, which could impair the utility of AVAX, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

AVAX’s Initial Manner of Sale May Resemble That of Certain Digital Assets Found to Be Securities, and a Determination That AVAX Is a “Security” May Adversely Affect the Value of AVAX and an Investment in the Shares, and Result in Potentially Eextraordinary, Nonrecurring Expenses to, or Termination of, the Trust.

If AVAX is determined to be offered and sold a “security” or transactions in AVAX are determined to be securities transactions under federal or state securities laws by the SEC or a state regulatory agency, or in a proceeding in a court of law or otherwise, it will have material adverse consequences for AVAX and an investment in the Shares. If AVAX or transactions in AVAX are determined to be offered and sold as a security or a securities transaction, it is likely to become difficult or impossible for AVAX to be traded, cleared, or custodied in the United States through the same channels used by non-security digital assets, which could in turn materially and adversely affect the trading value, liquidity, market participants’ ability to convert AVAX into U.S. dollars and general acceptance of AVAX and cause users to migrate to other digital assets. As such, any determination that AVAX or transactions in that digital asset are a security under federal or state securities laws may adversely affect the value of AVAX and, as a result, an investment in the Shares.

A Determination That AVAX or Any Other Digital Asset Is a “Security” May Adversely Affect the Value of AVAX and the Value of the Shares, and Result in Potentially Extraordinary, Nonrecurring Expenses to, or Termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether AVAX is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements, and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of AVAX as a security (or not). Finally, the Sponsor discusses the security status of AVAX with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes AVAX is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that AVAX may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines AVAX is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s AVAX is not a security, the Sponsor does not intend to dissolve the Trust on the basis that AVAX could at some future point be determined to be offered and sold as a security. As part of determining whether AVAX is offered and sold as a security or is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of AVAX and the Sponsor’s transactions in AVAX with external counsel, and has received a memorandum regarding the status of AVAX under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that AVAX is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. In light of the uncertainties and the fact based nature of the analysis, the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

In June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages, and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of AVAX, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that AVAX is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of AVAX, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be offered and sold as a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared, or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if AVAX is determined to be offered and sold a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that AVAX is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Competing Industries May Have More Influence With Policymakers Than the Digital Asset Industry, Which Could Lead to the Adoption of Laws and Regulations That Are Harmful to the Digital Asset Industry.

The digital asset industry is relatively new and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments, and consumer finance. Competitors from other, more established, industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of AVAX and therefore the value of the Shares.

Shareholders Do Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under The 1940 Act or The Protections Afforded by the CEA.

The 1940 Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the 1940 Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future Legal or Regulatory Developments May Negatively Affect the Value of AVAX or Require the Trust or the Sponsor To Become Registered with the SEC or CFTC, Which May Cause the Trust To Liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which AVAX are treated for classification and clearing purposes. In particular, AVAX itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in AVAX to full CFTC regulatory jurisdiction. Alternatively, in the future AVAX might be classified by a court as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of AVAX under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If AVAX is in the future determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it would likely have material adverse consequences for the value of AVAX. For example, it may become more difficult or impossible for AVAX to be traded, cleared, and custodied in the United States as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of AVAX and cause users to migrate to other digital assets.

To the extent that AVAX is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s AVAX at a time that is disadvantageous to Shareholders.

To the extent that AVAX is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s AVAX at a time that is disadvantageous to Shareholders.

If Regulatory Changes or Interpretations of an Authorized Participant’s, Liquidity Provider’s, the Trust’s or the Sponsor’s Activities Require the Regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor As a Money Service Business Under the Regulations Promulgated by FinCEN Under the Authority of the U.S. Bank Secrecy Act or As a Money Transmitter or Digital Asset Business Under State Regimes for the Licensing of Such Businesses, an Authorized Participant, Liquidity Provide, the Trust or the Sponsor May Be Required To Register and Comply with Such Regulations, Which Could Result in Extraordinary, Recurring And/Or Nonrecurring Expenses to the Authorized Participant, Trust or Sponsor or Increased Commissions for the Authorized Participant’s Clients, Thereby Reducing the Liquidity of the Shares.

To the extent that the activities of any Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant (or their designee), Liquidity Provider, Trust, or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Authorized Participant (or their designee) or Liquidity Provider may also instead decide to terminate its role as Authorized Participant (or their designee) or Liquidity Provider of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant (or their designee) may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses by any regulator or court, it may be subject to investigation, administrative, or court proceedings, operating restrictions, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor, disrupt their operations, and have a material adverse effect on the price of the Shares. Although Liquidity Providers represent to the Trust that they have obtained all necessary governmental licenses, in the Liquidity Provider agreements, if such representations prove inaccurate, such Liquidity Providers may suffer adverse consequences and be unable to perform their obligations or engage in AVAX transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity, Sanctions, and Illicit Financing Risk.

Although transaction details of peer-to-peer transactions are recorded on the Avalanche Blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Avalanche Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies, such as tumbling or mixing services, may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Avalanche wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion, and weapons of mass destruction proliferation. Given that the Avalanche Network is global and anyone can validate transactions or program DApps or smart contracts that will operate and record transactions on the Avalanche Blockchain, and the fact that their operators, creators, or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators, and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract or network participant, such as validators or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for AVAX. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable anti-money laundering and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants, Liquidity Providers, the AVAX Custodian and the Second AVAX Custodian. Authorized Participants, as broker-dealers, and the AVAX Custodian and Second AVAX Custodian, as limited purpose trust companies chartered by the OCC and subject to New York Banking Law, respectively, are subject to the BSA and U.S. economic sanctions laws.

In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, the Liquidity Providers, Authorized Participant or their designee are contractually obligated to have policies and procedures reasonably designed to comply with the money laundering and related provisions of the BSA and implementing regulations, and applicable sanctions laws. The Trust will not hold any AVAX except those that have been delivered by a Liquidity Provider, Authorized Participant, or their designee in connection with creation requests.

Each of the First AVAX Custodian and the Second AVAX Custodian have adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the AVAX Custodians perform Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the First AVAX Custodian’s KYT program, coins delivered to the Trust’s Custody Account will undergo screening to ensure that the origins of such coins are not illicit. The First AVAX Custodian also represents that it has anti-money laundering and sanctions programs in place. The Second AVAX Custodian’s KYT program includes robust internal policies, procedures, and controls that combat the attempted use of the Second AVAX Custodian for illegal or illicit purposes, including a customer identification program, annual training of all employees and officers in anti-money laundering obligations and requirements, filing of Suspicious Activity Reports with the U.S. Financial Crimes Enforcement Network and annual independent audits of the Second AVAX Custodian’s anti-money laundering program.

There is no guarantee that such procedures will always be effective. If the Authorized Participants (or their designees) or Liquidity Providers have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence or procedures are ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee, or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the First AVAX Custodian or the Second AVAX Custodian Liquidity Providers, or the Trust’s other service providers and counterparties. Moreover, AML and related procedures by the First AVAX Custodian and Second AVAX Custodian could result in the Trust’s AVAX being blocked or frozen, and thus made unavailable to the Trust. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Trading on AVAX Exchanges Outside the United States Is Not Subject to U.S. Regulation, and May Be Less Reliable Than U.S. Exchanges.

Barring cash creations and redemptions, or a liquidation of the Trust, the Trust does not purchase or sell AVAX. To the extent any of the Trust’s trading is conducted on AVAX trading platforms outside the United States, trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Trust.

Regulatory Changes or Actions in Foreign Jurisdictions May Affect the Value of the Shares or Restrict the Use of AVAX, Mining Activity or the Operation of Their Networks or the Global AVAX Markets in a Manner That Adversely Affects the Value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Avalanche Network), the digital asset markets (including the AVAX market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with AVAX mining, it would have a material adverse effect on digital asset networks (including the Avalanche Network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore, and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of AVAX. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war, or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change on the Trust or AVAX is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Tax Risk

The Treatment Of The Trust For U.S. Federal Income Tax Purposes Is Uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a “grantor trust” for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust, as if it directly received its pro rata share of the Trust’s income, and as if it directly incurred its pro rata share of the Trust’s expenses.

The Trust may take certain positions with respect to the tax consequences of Staking Activities, Incidental Rights and IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust.

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes. The Trust intends to take the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and, are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2025 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

In addition the Sponsor may determine which assets constitutes AVAX and which network constitutes AVAX Network. Additionally the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than AVAX as of any date on which it creates or redeems Shares, it may likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops, and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Sharehodler that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Is Uncertain.

As a grantor trust for U.S. federal income tax purposes, due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S.

federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance” and, together with the 2025 Staking Guidance described above, the “Staking Guidance”).

The Notice, the Ruling & FAQs and the Staking Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital currencies and staking activities. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital currency that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of AVAX in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as AVAX, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of AVAX in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future Developments In The Treatment Of Digital Currency For Tax Purposes Other Than U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of AVAX may have negative consequences, including the imposition of a greater tax burden on investors in AVAX or the imposition of a greater cost on the acquisition and disposition of AVAX generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state, or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a non-U.S. jurisdiction with a significant share of the market of AVAX users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for AVAX in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of AVAX in digital asset exchanges. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder May Recognize “Unrelated Business Taxable Income” As A Consequence Of An Investment In Shares.

Under current IRS guidance, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. Moreover, as separately provided by the IRS in the Staking Guidance, staking rewards will, under certain circumstances, be treated as giving rise to taxable income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholders would constitute “unrelated business taxable income” (“UBTI”). U.S. tax exempt Shareholders should consult their tax advisers regarding whether they may recognize UBTI as a consequence of an investment in Shares.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

In the normal course of business, the Trust expects to receive certain staking rewards, and it is possible that the Trust could incur a taxable gain in connection with the sale of AVAX (such as sales of AVAX to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of AVAX as a result of the Trust using AVAX to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A Hard “Fork” Of The Avalanche Blockchain Could Result In Shareholders Incurring A Tax Liability.

If a hard fork occurs in the Avalanche Blockchain, the Trust could hold both the original AVAX and the alternative new AVAX. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, event occurs, the Trust Agreement provides that that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute AVAX. The Trust shall treat whichever asset the Sponsor determines is not AVAX as Incidental Rights or IR Virtual Currency, which it has committee to irrevocably abandon. The Ruling & FAQs do not address whether income recognized by a non U.S. person as a result a result of a fork, airdrop or similar occurrence could be subject to 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical” income. Non U.S. shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withholding 30% of any such income recognized by a Non-U.S. shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency, The Sponsor has committed to cause the Trust to irrevocably abandon the Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. The receipt, distribution and/or sale of the alternative AVAX may cause the Shareholders to incur a United States federal, state, and/or local, or

non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Other Risks

Potential Conflicts of Interest May Arise Among the Sponsor or Its Affiliates and the Trust. The Sponsor and Its Affiliates Have No Fiduciary Duties to the Trust and Its Shareholders Other Than As Provided in the Trust Agreement, Which May Permit Them To Favor Their Own Interests to the Detriment of the Trust and Its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
●	the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;
●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;
●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
●	MarketVector, which is the index administrator of the MarketVector Avalanche Benchmark Rate, is an affiliate of the Sponsor;
●	the Sponsor, its affiliates, and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
●	affiliates of the Sponsor may start to have substantial direct investments in AVAX, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases, or other changes in such investments could affect the Index price and, in turn, the value of the Shares;
●	the Sponsor decides whether to retain separate counsel, accountants, or others to perform services for the Trust;
●	the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Shareholders Cannot Be Assured of the Sponsor’s Continued Services, the Discontinuance of Which May Be Detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its AVAX.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge, or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate.

Although the AVAX Custodians Are Fiduciaries With Respect to the Trust’s Assets, They Could Resign or Be Removed by The Sponsor, Which May Trigger Early Dissolution of the Trust.

The AVAX Custodians are fiduciaries and qualified custodians for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and are licensed to custody the Trust’s AVAX in trust on the Trust’s behalf. However, the AVAX Custodians may terminate the First AVAX Custody Agreement or the Second AVAX Custody Agreement, as the case may be, immediately or upon providing the applicable notice provided under the First AVAX Custody Agreement or the Second AVAX Custody Agreement. If either the First AVAX Custodian or the Second AVAX Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Shareholders May Be Adversely Affected by the Lack of Independent Advisers Representing Investors in the Trust.

The Sponsor has consulted with counsel, accountants, and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, hers, or its own legal, tax, and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants Lack the Right Under the Custody Agreements and Staking Services Provider Agreement To Assert Claims Directly Against the AVAX Custodians or the Staking Services Provider, Which Significantly Limits Their Options for Recourse.

Neither the Shareholders nor any Authorized Participant or Liquidity Provider have a right under the Custody Agreements to assert a claim against the AVAX Custodians or Staking Services Provider. Claims under the Custody Agreements may only be asserted by the Sponsor on behalf of the Trust. Claims under the Staking Services Provider Agreement can only be asserted by Coinbase, on behalf of the Trust, and not by the Trust directly.

The Exchange on Which the Shares Are Listed May Halt Trading in the Trust’s Shares, Which Would Adversely Impact a Shareholder’s Ability To Sell Shares.

The Trust’s Shares are expected to be approved for listing, subject to notice of issuance, on the Exchange under the ticker symbol VAVX. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The Liquidity of the Shares May Also Be Affected by the Withdrawal from Participation of Authorized Participants, Which Could Adversely Affect the Market Price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The Market Infrastructure of the AVAX Spot Market Could Result in the Absence of Active Authorized Participants Able To Support the Trading Activity of the Trust.

AVAX is extremely volatile and concerns exist about the stability, reliability, and robustness of many trading platforms where AVAX trades. In a highly volatile market, or if one or more exchanges supporting the AVAX market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

AVAX Spot Exchanges Are Not Subject To Same Regulatory Oversight As Traditional Equity Exchanges, Which Could Negatively Impact the Ability of Authorized Participants To Implement Arbitrage Mechanisms.

The trading for spot AVAX occurs on multiple trading venues that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these exchanges do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount against the NAV.

Shareholders That Are Not Authorized Participants May Only Purchase or Sell Their Shares in Secondary Trading Markets, and the Conditions Associated With Trading in Secondary Markets May Adversely Affect Shareholders’ Investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

As the Sponsor and Its Management Have Limited History of Operating Investment Vehicles Like the Trust, Their Experience May Be Inadequate Or Unsuitable To Manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security Threats to the Trust’s Accounts With the AVAX Custodians Could Result in the Halting of Trust Operations and a Loss of Trust Assets or Damage to the Reputation of the Trust, Each of Which Could Result in a Reduction in the Price of the Shares.

Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s AVAX held in the Trust’s accounts with the AVAX Custodians will be appealing targets to hackers or malware distributors seeking to destroy, damage, or steal the Trust’s AVAX and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, or the AVAX Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s AVAX may be subject to theft, loss, destruction, or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s AVAX. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws, or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss, or damage of its assets. The Sponsor does not control the AVAX Custodians’ operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss, or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking, or loss than assets held in cold storage. Furthermore, assets held in a trading account are held on an omnibus, rather than segregated basis, which creates greater risk of loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error, or malfeasance of an employee of the Sponsor, the AVAX Custodians, the Trust’s other service providers, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the AVAX Custodians, the private keys (and therefore AVAX) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the AVAX Custodians or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor or the AVAX Custodians and the Trust’s other service providers may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s accounts with the AVAX Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation, and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

The Sponsor Is Leanly Staffed and Relies Heavily on Key Personnel.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

The Trust Is New, and If It Is Not Profitable, the Trust May Terminate and Liquidate at a Time That Is Disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Shareholders may be adversely affected by redemption or creation orders that are subject to postponement, suspension, or rejection under certain circumstances.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles and May Be Adversely Affected by a Lack of Statutory Rights and by Limited Voting and Distribution Rights.

The Shares have no voting and limited distribution rights. For example, Shareholders do not have the right to elect directors; the Trust may enact splits or reverse splits without Shareholder approval and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor Fee, without Shareholder consent. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees, or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares thirty (30) days after notice of such amendment is given to registered owners. Notwithstanding the foregoing, the Sponsor shall have the right to increase or decrease the amount of the Sponsor Fee (i) upon three (3) business days’ prior notice of the increase or decrease being posted on the website of the Trust and (ii) upon three (3) business days’ prior written notice of the increase or decrease being given to the Trustee. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

The Trust Agreement Includes Provisions That Limit Shareholders’ Voting Rights and Restrict Shareholders’ Right To Bring a Derivative Action.

Under the Trust Agreement, Shareholders have no voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers, or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit, or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The Non-Exclusive Jurisdiction for Certain Types of Actions and Proceedings and Waiver of Trial by Jury Clauses Set Forth in the Trust Agreement May Have the Effect of Limiting a Shareholder’s Rights To Bring Legal Action Against the Trust and Could Limit a Purchaser’s Ability To Obtain a Favorable Judicial Forum for Disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions, or proceedings, provided that suits brought to enforce a duty or liability created by the 1933 Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1933 Act, the Exchange Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action, or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre- dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

An Investment in the Trust May Be Adversely Affected by Competition from Other Investment Vehicles Focused on AVAX or Other Cryptocurrencies.

The Trust will compete with direct investments in AVAX, other cryptocurrencies, and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrency and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust.

Shareholders May Be Adversely Affected by Creation or Redemption Orders That Are Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if (1) the order is not in proper form as described in the Authorized Participant Agreement, (2) the fulfillment of the order counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, Cash Custodian or the AVAX Custodians make it for all practical purposes not feasible for the Shares to be delivered or the redemption distribution to be made. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

If such a suspension or postponement occurs at a time when an Authorized Participant intends to redeem Shares, and the price of AVAX decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the AVAX received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

Shareholders May Be Adversely Affected by an Overstatement or Understatement of the NAV Calculation of the Trust Due to the Valuation Method Employed on the Date of the NAV Calculation.

In certain circumstances, the Trust’s AVAX investments may be valued using techniques other than reliance on the price established by the MarketVector Avalanche Benchmark Rate. As described further in “Net Asset Value Determinations,” the Sponsor will monitor for significant events related to crypto assets that may impact the value of AVAX and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s AVAX on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVector Avalanche Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor evaluates its fair value criteria and the factors in determining such criteria from time to time and no less than quarterly. The Sponsor may also fair value the Trust’s AVAX using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s AVAX using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.). The value of the Shares of the Trust established by using the MarketVector Avalanche Benchmark Rate may be different from what would be produced through the use of another methodology. AVAX or other digital asset investments that are valued using techniques other than those employed by the MarketVector Avalanche Benchmark Rate, including AVAX investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

The Liability of The Sponsor and the Trustee Is Limited, and the Value of the Shares Will Be Adversely Affected If the Trust Is Required To Indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Due to the Increased Use of Technologies, Intentional and Unintentional Cyber-Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for the purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. For instance, the doxxing of Solana’s co-founder on May 27, 2025 via Instagram highlights the vulnerability of personal information associated with online accounts, even where digital assets are secure.

Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, MarketVector, the administrator, transfer agent, and the AVAX Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy, and other laws, regulatory fines, penalties, reputational damage, reimbursement, or other compensation costs, and/or additional compliance costs. For example, in May 2025, Coinbase experienced a significant breach of sensitive customer data and the misappropriation of digital assets resulting from the bribery of overseas insiders. This breach led to substantial financial losses for affected customers and prompted Coinbase to make certain operational adjustments, including increasing investment in insider-threat detection and automated response systems and opening a new support hub in the United States, and adding stronger security controls and monitoring across all locations.

A security breach affecting the Trust or its service providers could result in the unauthorized disclosure of sensitive information, operational disruptions, and financial losses. Substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust and Its Service Providers Are Subject to Certain Operational Risks.

The Trust and its service providers, including the Sponsor, Administrator, Transfer Agent, AVAX Custodians and Cash Custodian (as well as Authorized Participants and market makers) may experience disruptions that arise from human error, processing and communications errors, counterparty or third-party errors, or technology or systems failures, any of which may have an adverse impact on the Trust. Although the Trust and its service providers seek to mitigate these operational risks through their internal controls and operational risk management processes, these measures may not identify or may be inadequate to address all such risks. Additionally, the AVAX Custodian, and the Second AVAX Custodian, which were established in 2015, and 2012 respectively, each have a limited operating company and experience, which could heighten certain operational risks.

Risk Factors Related to ERISA

In General.

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Trust were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Trust.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management, Strategy, and Governance

The Trust has no employees or internal information systems and is managed by the Sponsor. Thus, the Trust relies on the Sponsor and VanEck, the parent company of the Sponsor, as well as the AVAX Custodian and other service providers to protect the Trust’s information from cybersecurity threats. VanEck has policies, standards, and procedures on information security (the “Cybersecurity Documents”). The Cybersecurity Documents govern the procurement, use, storage, protection and permissions of data systems, applications and devices. The Cybersecurity Documents outline the correct usage of elements and tasks on the networks/infrastructure to ensure safe operation, high availability, performance, and data accuracy.

VanEck has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, VanEck’s cybersecurity program is organized around the following program domains:

●	Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats, and cybersecurity risks

●	Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

●	Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program

●	Respond to incidents regardless of source or causality
92

●	Recover through planning, improvements, and communications (external and internal)

●	Conduct after-action evaluation to identify what went well, what did not go well and improve VanEck systems on the back of an issue

VanEck employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis.

VanEck maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties, and clients, as well as the systems of third parties that could significantly and adversely impact VanEck’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within VanEck’s NIST framework, and risk identification and mitigation are supported by VanEck’s cybersecurity program. VanEck also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Roles and Responsibilities

Roles and responsibilities for cybersecurity have been established first by VanEck’s cybersecurity policy and secondly by its connection to the governance structure of the firm and VanEck’s risk management committee (the “Risk Management Committee”), which is comprised of senior-level employees. Cybersecurity is closely aligned with not only risk management, but also with business continuity planning and response. In addition, the importance of cybersecurity protection and its practice at the manager and employee level is frequently communicated to the staff globally. Specifically, VanEck’s Chief Information Security Officer, reporting to the co-chair of the Risk Management Committee, is responsible for conducting the firm’s cybersecurity risk assessment, as well as providing regular staff educations with a special emphasis on proper desktop and email security and conduct. Special training is also given to recently on-boarded staff. VanEck’s Chief Administrative Officer and Chief Technology Officer, together with VanEck’s Chief Information Security Officer, are responsible for the day-to-day operations of the firm cybersecurity infrastructure including normal operations as well as any remedial work required in response to an incident. The communication responsibility in the event of an incident is shared by VanEck’s CEO and the General Counsel.

Since our commencement of operations, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors— Other Risks— Due to the Increased Use of Technologies, Intentional and Unintentional Cyber-Attacks Pose Operational and Information Security Risks.”

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Shares are listed on The Nasdaq Stock Market LLC, under the ticker symbol “VAVX.”

Holders

As of December 31, 2025, there was one Shareholder of record of the Trust.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal period from November 20, 2025 to December 31, 2025.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

During 2025, the Seed Capital Investor purchased 4,000 Seed Shares on November 20, 2025 at a per-Share price of $25.00, total proceeds to the Trust from the sale of the Seed Shares were $100,000. On December 22 2025, the Seed Shares were redeemed for $100,000 in cash at a per-Share price of $25.00 and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000 which resulted in the Trust receiving 206,019.90 AVAX.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events, or developments that may occur in the future, including such matters movements in the cryptocurrencies markets and indexes that track such movements, the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

As of December 31, 2025, the Trust had no operations other than a sale to Van Eck Associates Corporation, the Seed Capital Investor, of 4,000 Shares for $100,000 ($25.00 per Share) on November 20, 2025, which were subsequently redeemed on December 22, 2025 and the Seed Capital Investor contributed 100,000 Shares, with an in-kind transaction, for $2,500,000 ($25.00 per share) on December 22, 2025.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor, the Trustee and the Delaware Trustee. The Trust is managed and controlled by the Sponsor, a wholly owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of AVAX, and rewards from staking a portion of the Trust’s AVAX, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations.

The Trust issues and redeems Shares only in blocks of 25,000 Shares, a Basket, or integral multiples thereof, and only in transactions with Authorized Participants.

Shares of the Trust trade on the Exchange under the ticker symbol “VAVX.”

Computation of Net Asset Value

The Trust’s NAV will be calculated based on the Trust’s net asset holdings as reconciled to the AVAX Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVector Avalanche Benchmark Rate price at 4:00 p.m. Eastern time. The Sponsor believes that use of the MarketVector Avalanche Benchmark Rate mitigates against idiosyncratic exchange risk, as the failure of any individual exchange will not materially impact pricing for the Trust. It also allows the Administrator to calculate the NAV in a manner that significantly deters manipulation.

Liquidity

The Trust is not aware of any trends, demands, conditions, or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trust’s only source of liquidity is its sales of AVAX.

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Year Ended December 31, 2025

From January 1, 2025 to November 20, 2025 (date of Seeding), the Trust had no operations other than a sale to the Seed Capital Investor, the parent of the Sponsor, of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000.

On December 22, 2025 (date of initial AVAX investment), the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000, which resulted in the Trust receiving 206,019.901522 AVAX. Delivery of the Seed Creation Baskets was made on December 22, 2025. The Seed Capital Investor acted as a statutory underwriter in connection with this purchase.

The Trust’s NAV increased from $100,000 at November 20, 2025 (date of Seeding) to $ 2,517,563 at December 31, 2025, a 2,418% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding shares, which increased from 4,000 Shares at November 20, 2025 to 100,000 Shares at December 31, 2025. This is the net result of 100,000 Shares (4 Baskets) being created and 4,000 Seed Shares being redeemed during the period, offset by a decrease in the price of AVAX, which contracted from $13.76 at December 22, 2025 (date of initial AVAX investment) to $12.22 at December 31, 2025 resulting in a decline of 11%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from November 20, 2025 to December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers, or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The following persons, in their respective capacities as directors or executive officers of the Sponsor perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them. The principals and executive officers of the Sponsor are as follows:

Jan F. van Eck

Mr. van Eck, (born 1963), serves as the Chief Executive Officer and President of the Sponsor and VanEck. Mr. van Eck joined VanEck in 1992 and its Executive Management Team in 1998. Additionally, he is the President and CEO of Van Eck Securities Corporation. Furthermore, Mr. van Eck is a Trustee, the President and Chief Executive Officer of VanEck Vectors ETF Trust, VanEck Funds and VanEck VIP Trust. Furthering VanEck’s mission to anticipate asset classes and trends, Mr. van Eck has created strategic beta, tactical allocation, emerging markets, and commodity- related investment strategies in mutual fund, ETF, and institutional formats. Mr. van Eck founded the VanEck’s ETF business in 2006. One of the world’s largest ETF sponsors, the Van Eck offers ETFs, branded VanEck Vectors®, globally across equity and fixed income asset classes. Mr. van Eck holds a JD from Stanford University and graduated Phi Beta Kappa from Williams College with a major in Economics. He has registrations with the National Futures Association and the Financial Industry Regulatory Authority. Mr. van Eck is a Director of the National Committee on United States- China Relations. He routinely appears on CNBC and Bloomberg Television, and was a 2013 Finalist for Institutional Investor’s Fund Leader of the Year and a 2019 finalist for ETF.com’s Lifetime Achievement Award.

John J. Crimmins

Mr. Crimmins (born 1957) serves as Vice President, Treasurer, and Chief Financial Officer of the Sponsor. Mr. Crimmins joined VanEck in 2009 as Vice President of Portfolio Administration. He is primarily responsible for overseeing portfolio accounting and administration. He also serves as Chief Financial Officer and Treasurer to the VanEck Funds, VanEck VIP Trust and VanEck ETF Trust. Prior to joining VanEck, Mr. Crimmins was the Chief Financial, Operating and Compliance Officer for Kern Capital Management LLC from 1997 to 2009 and the Vice President and Director of Mutual Fund Administration for Evergreen Investment Services from 1987 to 1997. Previously, Mr. Crimmins acted as Vice President and Controller for Pilgrim Group for three years and was in public accounting for six years. Mr. Crimmins is a Certified Public Accountant and received a B.S. in Accounting from St. John’s University.

Insider Trading Policy

VanEck has adopted an insider trading policy which applies to its employees. VanEck believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of VanEck’s insider trading policy is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the period from November 20, 2025 to December 31, 2025, the Trust did not incur any Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended December 31, 2025.

2025
Audit fees	$33,000
Audit-related Fees	$0
Tax fees	$0
All other fees	$0
Total	$33,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 3, 2025

4.1	Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025
98

Exhibit No.	Description

4.2*	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Form of Authorized Participant Agreement by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.4*	Trust Administration and Accounting Agreement

10.5*	Transfer Agency Agreement

10.6	Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.7*	Cash Custody Agreement

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.10	Second AVAX Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.11	Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

19.1*	Insider Trading Policy

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy
99

Exhibit No.	Description

104†	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

†	Filed herewith.
100

VANECK AVALANCHE ETF
FINANCIAL STATEMENTS
INDEX

Financial Statements and Report of Independent Registered Public Accounting Firm

VANECK AVALANCHE ETF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck Avalanche ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of VanEck Avalanche ETF (the “Trust”), including the schedule of investment, as of December 31, 2025, and the related statements of operations and changes in net assets for the period November 20, 2025 (date of seeding) to December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations and changes in its net assets for the period November 20, 2025 (date of seeding) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of digital assets owned as of December 31, 2025, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2025.

/s/ Cohen & Company, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 30, 2026

VANECK AVALANCHE ETF

Statement of Assets and Liabilities(a)

December 31, 2025

Assets
Investment in avalanche, at fair value (cost $2,500,000)	$2,517,563
Total assets	2,517,563

Liabilities
Accrued Sponsor fee	—
Total liabilities	—

Net assets	$2,517,563

Shares issued and outstanding (no par value, unlimited amount authorized)	100,000

Net Asset Value per Share	$25.18

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statement of Operations

For the Period November 20, 2025 (Date of Seeding) to December 31, 2025(a)

Expenses
Sponsor fee, related party	$—
Total expenses	—
Sponsor fee waiver, related party	—
Net expenses	—
Net investment loss	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Avalanche sold for redemption of shares
Avalanche distributed for Sponsor fee, related party	—
Net realized gain (loss) on investment in avalanche	—

Net change in unrealized appreciation (depreciation) from investment in avalanche	17,563

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	17,563

Net increase in net assets resulting from operations	$17,563

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statement of Changes in Net Assets

For the Period November 20, 2025 (Date of Seeding) to December 31, 2025(a)

Net increase from operations
Net investment loss	$—
Net realized gain (loss) from investment in avalanche	—
Net change in unrealized appreciation (depreciation) from investments in avalanche	17,563
Net increase in net assets resulting from operations	17,563

Capital Share transactions
Contributions for shares issued	2,600,000
Withdrawals for shares redeemed	(100,000)
Net increase in capital share transactions	2,500,000
Net increase in net assets	2,517,563

Net assets:
Beginning of period	—
End of period	$2,517,563

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

F-5

VANECK AVALANCHE ETF

Schedule of Investment as

of December 31, 2025(a)

Description	Quantity	Cost	Fair Value
Avalanche	206,019.90	$2,500,000	$2,517,563
Total Investment in Avalanche – 100.00%			2,517,563
Liabilities in Excess of Other Assets – (0.00%)			—
Net Assets – 100.00%			$2,517,563

(a)	No comparative financial statements have been provided as the Trust did not hold any avalanche as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Notes to Financial Statements

December 31, 2025

Note 1. Organization:

VanEck Avalanche ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Trust’s investment objective is to reflect the performance of Avalanche (“AVAX”) and rewards from staking a portion of the Trust’s AVAX, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the trustee of the Trust (the “Trustee”). The Trust commenced operations and began listing on the NASDAQ Stock Market LLC on January 26, 2026.

Note 2. Significant Accounting Policies:

A.	Basis of Preparation and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2025, the Trust did not hold cash.

C.	Investment Valuation

The Trust values its investment in AVAX and other assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the AVAX principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 at 11:59 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data or they may be internally developed. These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

VANECK AVALANCHE ETF

Notes to Financial Statements (continued)

December 31, 2025

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of December 31, 2025:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$2,517,563	$—	$—	$2,517,563

The following represents the changes in quantity of AVAX and the respective fair value:

	AVAX	Fair Value
Beginning balance as of November 20, 2025(a)	—	$—
AVAX purchased	206,019.90	2,500,000
AVAX sold	—	—
Net unrealized appreciation (depreciation) from investment in AVAX	—	17,563
Net realized loss on investment in AVAX	—	—
Ending balance as of December 31, 2025	206,019.90	$2,517,563

(a)	Date of seeding, the Trust did not hold any AVAX as of November 20, 2025.

D.	Avalanche

AVAX transactions are accounted for on trade date. Realized gains and losses on the sale of AVAX are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of AVAX. Proceeds received by the Trust from the issuance of baskets consist of AVAX. Deposits of AVAX will be held by Coinbase Custody Trust Company, LLC and/or Anchorage Digital Bank N.A. (collectively the “AVAX Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the AVAX Custodians to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the AVAX Custodians’ accounts, on a market approach determined on a daily basis using the MarketVector Avalanche Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Segment Reporting

The Chief Financial Officer and Treasurer acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is

VANECK AVALANCHE ETF

Notes to Financial Statements (continued)

December 31, 2025

pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

Note 3. Trust Expenses and Other Agreements

The Trust will pay the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% on average daily net assets, that accrues daily and pays monthly, beginning on January 26, 2026 (commencement of operations). The Sponsor has agreed to waive that fee for the first $500 million in net assets up until February 28, 2026. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell AVAX, which may be facilitated by the custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust holds its AVAX at the AVAX Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of AVAX owned by the Trust and holding private keys that provide access to the AVAX in the Trust’s AVAX account. As of December 31, 2025 the Trust held all of its AVAX at Coinbase Custody Trust Company, LLC.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Avalanche Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On December 22 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000 which resulted in the Trust receiving 206,019.90 AVAX. As of December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 100% of net assets.

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol VAVX. Shares are bought and sold throughout the trading day like other publicly traded securities.

The Trust continuously offers the Trust Shares in baskets consisting of 25,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of AVAX represented by the baskets being created (or redeemed); the amount of AVAX represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of AVAX represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or Avalanche to create baskets and receive cash or Avalanche when

VANECK AVALANCHE ETF

Notes to Financial Statements (continued)

December 31, 2025

redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase Avalanche from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the Avalanche represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, Avalanche to the Trust’s account with the Avalanche Custodian or Additional Avalanche Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the Avalanche Custodian or the Additional Avalanche Custodian, will deliver Avalanche to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s AVAX Custodians to facilitate settlement of the Shares and AVAX.

Share and capital activity is as follows:

	For the Period November 20, 2025 (Date of Seeding) to December 31, 2025(a)
	Shares	Amount
Beginning of period	—	$—
Shares issued	104,000	2,600,000
Shares redeemed	(4,000)	(100,000)
End of period	100,000	$2,500,000

(a)	No comparative share activity have been provided as the Trust did not have any operations as of December 31, 2024.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Trust enters into contracts that contain a variety of general indemnifications. The Trust’s maximum exposure under these agreements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Sponsor believes the risk of loss under these arrangements to be remote.

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of AVAX, which creates a concentration risk associated with fluctuations in the value of AVAX due to a number of factors. Accordingly, a decline in the value of AVAX will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of AVAX include high volatility, which could have a negative impact on the performance of the Trust. AVAX platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the avalanche network. The slowing or stopping of the development or acceptance of the avalanche network may adversely affect an investment in the Trust. The price of AVAX on the AVAX market has exhibited periods of extreme volatility. Digital assets such as AVAX were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of AVAX represented by the Shares may decline over time. AVAX with a fair value of $2,517,563 were held by the Coinbase Custody Trust Company, LLC at December 31, 2025.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act. Future legal or regulatory developments may negatively affect the value of AVAX or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to liquidate.

VANECK AVALANCHE ETF

Notes to Financial Statements (continued)

December 31, 2025

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares. The market infrastructure of the AVAX spot market could result in the absence of active authorized participants able to support the trading activity of the Trust.

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined other than what has already been disclosed in Note 1 and Note 3 that there are no other material events that would require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VanEck Avalanche ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Matthew A. Babinsky
Name: Matthew A. Babinsky Title: Vice President

Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date
/s/ Jan F. van Eck	Jan F. van Eck President and Chief Executive Officer (Principal Executive Officer)	March 30, 2026

/s/ John J. Crimmins	John J. Crimmins Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.