Form 10-Q
period 2026-03-31
VanEck Avalanche ETF
filed 2026-05-14
CIK 2060717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-43064

VanEck Avalanche ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6867966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VAVX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 800,000 outstanding Shares as of April 30, 2026.

VanEck Avalanche ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK AVALANCHE ETF

Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investment in avalanche, at fair value (cost $12,066,513, and $2,500,000, respectively)	$11,140,836	$2,517,563
Total assets	11,140,836	2,517,563

Liabilities
Accrued Staking fee	2,195	—
Accrued Sponsor fee	1,933	—
Total liabilities	4,128	—

Net assets	$11,136,708	$2,517,563

Shares issued and outstanding (no par value, unlimited amount authorized)	600,000	100,000

Net Asset Value per Share	$18.56	$25.18

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statement of Operations(a)

For the Three Months Ended March 31, 2026 (Unaudited)

Investment Income
Staking Income	$54,872
Total investment income	54,872
Expenses
Sponsor fee, related party	2,890
Staking fee	2,195
Total expenses	5,085
Sponsor fee waiver, related party	(956)
Net expenses	4,129
Net investment income	50,743
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Avalanche sold for redemption of shares	—
Avalanche distributed for Sponsor fee, related party	—
Net realized gain (loss) on investment in avalanche	—

Net change in unrealized appreciation (depreciation) from investment in avalanche	(943,240)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(943,240)

Net increase (decrease) in net assets resulting from operations	$(892,497)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statement of Changes in Net Assets(a)

For the Three Months Ended March 31, 2026 (Unaudited)

Net decrease from operations
Net investment income	$50,743
Net realized gain (loss) from investment in avalanche	—
Net change in unrealized appreciation (depreciation) from investments in avalanche	(943,240)
Net decrease in net assets resulting from operations	(892,497)

Capital Share transactions
Contributions for shares issued	9,511,642
Withdrawals for shares redeemed	—
Net increase in capital share transactions	9,511,642
Net increase in net assets	8,619,145

Net assets:
Beginning of period	2,517,563
End of period	$11,136,708

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Schedules of Investment

March 31, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Avalanche(a)	1,244,786.18	$12,066,513	$11,140,836
Total Investment in avalanche – 100.04%			11,140,836
Liabilities in Excess of Other Assets – (0.04%)			(4,128)
Net Assets – 100.00%			$11,136,708

December 31, 2025
Description	Quantity	Cost	Fair Value
Avalanche	206,019.90	$2,500,000	$2,517,563
Total Investment in avalanche – 100.00%			2,517,563
Liabilities in Excess of Other Assets – (0.00%)			—
Net Assets – 100.00%			$2,517,563

(a)	Includes 1,037,097.74 of staked avalanche.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements

March 31, 2026

Note 1. Organization:

VanEck Avalanche ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Trust commenced operations on January 26, 2026. The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of Avalanche (“AVAX”) and rewards from staking a portion of the Trust’s AVAX, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the trustee of the Trust (the “Trustee”).

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2026 and December 31, 2025, the Trust did not hold cash.

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

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$11,140,836	$—	$—	$11,140,836

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$2,517,563	$—	$—	$2,517,563

The following represents the changes in quantity of AVAX and the respective fair value:

	AVAX	Fair Value
Beginning balance as of January 1, 2026	206,019.90	$2,517,563
AVAX purchased	212,105.53	2,280,163
AVAX purchased in-kind	826,660.75	7,286,350
AVAX sold	—	—
AVAX sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	(943,240)
Net realized gain (loss) on investment in AVAX	—	—
Ending balance as of March 31, 2026	1,244,786.18	$11,140,836

	AVAX	Fair Value
Beginning balance as of November 20, 2025(a)	—	$—
AVAX purchased	206,019.90	2,500,000
AVAX sold	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	17,563
Net realized gain (loss) on investment in AVAX	—	—
Ending balance as of December 31, 2025	206,019.90	$2,517,563

(a)	The Trust did not hold any AVAX as of November 20, 2025.

D.	Avalanche

AVAX transactions are accounted for on trade date. Realized gains and losses on the sale of AVAX are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of AVAX. Proceeds received by the Trust from the issuance of baskets consist of AVAX. Staking income is recognized on an accrual basis. Deposits of AVAX will be held by Coinbase Custody Trust Company, LLC and/or Anchorage Digital Bank N.A. (collectively the “AVAX Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the AVAX Custodians to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Staking

The Trust stakes a portion of the Trust’s AVAX through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

AVAX for staking by instructing the AVAX Custodian to delegate such AVAX to a validator address selected in accordance with the Trusts Staking Policy. Any staked AVAX will be inaccessible for a period of time. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all right, title and interest to the staked AVAX; and as such, the staked assets are reflected in Investments in avalanche, at fair value on the Statements of Assets and Liabilities. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of AVAX. The only AVAX Custodian with staked AVAX during the period was Coinbase Custody Trust Company, LLC.

F.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the AVAX Custodians’ accounts, on a market approach determined on a daily basis using the MarketVectorTM Avalanche Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

G.	Federal Income Taxes

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

H.	Segment Reporting

The Chief Financial Officer and Treasurer acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

I.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% on average daily net assets, that accrues daily and pays monthly. The Sponsor has agreed to waive that fee for the first $500 million in net assets up until February 28, 2026. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Coinbase Crypto Services (the “Staking Service Provider”) serves as the Staking Service Provider for the Trust and is entitled to a staking fee of 4% of the staking rewards earned by the Trust’s staked assets as presented in the Statement of Operations. The Sponsor from time to time will sell AVAX, which may be

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

facilitated by the custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust holds its AVAX at the AVAX Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of AVAX owned by the Trust and holding private keys that provide access to the AVAX in the Trust’s AVAX account. As of March 31, 2026 the Trust held all of its AVAX at Coinbase Custody Trust Company, LLC.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVectorTM Avalanche Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On December 22 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000 which resulted in the Trust receiving 206,019.90 AVAX. As of March 31, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 17% and 100%, respectively, of net assets.

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of AVAX represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or Avalanche to create baskets and receive cash or Avalanche when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase Avalanche from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the Avalanche represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, Avalanche to the Trust’s account with the Avalanche Custodian or Additional Avalanche Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the Avalanche Custodian or the Additional Avalanche Custodian, will deliver Avalanche to such authorized participants, or a designee thereof, in exchange for their

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s AVAX Custodians to facilitate settlement of the Shares and AVAX.

Share and capital activity is as follows:

	Three Months Ended March 31, 2026(a)
	Shares	Amount
Beginning of period	100,000	$2,500,000
Shares issued	500,000	9,511,642
Shares redeemed	—	—
End of period	600,000	$12,011,642

(a) No comparative share activity have been provided as the Trust did not have any operations as of March 31, 2025.

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

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months ended March 31, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions:

Three Months Ended March 31, 2026
Net asset value per share, beginning of period	$25.18

From investment operations:
Net investment income(b)	0.15
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in avalanche(c)	(6.77)
Net decrease resulting from operations	(6.62)

Net asset value per share, end of period	$18.56

Total return(d)	(26.29)%

Ratios to average net assets(e)
Gross expense	0.31%
Net expense	0.25%
Net investment income	3.11%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of AVAX.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this Report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for AVX and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor and the Trustee. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of AVAX and rewards from staking a portion of the Trust’s AVAX, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of AVAX. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of AVAX.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares, a Basket, or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on the Exchange under the ticker symbol “VAVX.”

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the AVAX Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Avalanche Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expenses of the Trust that will be incurred will be the Sponsor’s Fee and the Staking Fee. The Trust’s only source of liquidity will be its sales of AVAX.

Significant Accounting Policies

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of AVAX, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s NAV increased from $2,517,563 at December 31, 2025 to $11,140,836 at March 31, 2026, a 342.52% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares outstanding also increased from 100,000 Shares at December 31, 2025 to 600,000 Shares at March 31, 2026, a net result of 500,000 Shares (20 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the period. This increase in NAV was negatively impacted by the performance of AVAX, whose price decreased 26.76% from $12.22 at December 31, 2025 to $8.95 at March 31, 2026.

The 26.29% decrease in the NAV per Share from $25.18 at December 31, 2025 to $18.56 at March 31, 2026 is directly related to the 26.76% decrease in the price of AVAX during this period.

The NAV per Share of $30.22 on January 14, 2026, was the highest during the quarter, compared with a low during the quarter of $17.20 on February 23, 2026.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2026, was $892,497 resulting from the net change in unrealized depreciation on investment in AVAX of $943,240, offset by net investment income of $50,743 from staking activities. Other than the Net Sponsor Fee of $1,934 and the Staking Fee of $2,195, the Trust has no other expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Regulatory Landscape Surrounding Staking Activities Is Uncertain.

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the AVAX Custodian, Staking Services Providers, and the Trust and its shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the agreements for staking services could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”), in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view.

Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or the Interpretive Release or that the SEC could withdraw the statement. In that case, or if AVAX were deemed a security, there would also be a risk that a Staking Services Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Services Provider is receiving a commission for effecting the staking transactions and receipt of staking rewards.

Digital Asset Markets In The United States Exist In A State Of Regulatory Uncertainty, And Adverse Legislative Or Regulatory Developments Could Significantly Harm The Value Of AVAX Or The Shares, Such As By Banning, Restricting Or Imposing Onerous Conditions Or Prohibitions On The Use Of AVAX, Staking Activity, Digital Wallets, The Provision Of Services Related To Trading And Custodying AVAX, The Operation Of The Avalanche Network Or The Digital Asset Markets Generally.

There is a lack of consensus regarding the regulation of digital assets, including AVAX, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency, U.S. Commodity Futures Trading Commission (the “CFTC”), FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all.

Many state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or AVAX in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset exchanges, platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

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

There remains substantial uncertainty regarding the regulation of digital assets, including AVAX, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets., and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, former President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

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

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act, as amended (“BSA”), by acting as an MSB and selling the digital asset without registering with FinCEN and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling AVAX and therefore may adversely affect the price of AVAX and an investment in the Shares.

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

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from NYDFS, businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a “BitLicense,” from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Avalanche Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs and other technologies that could enhance privacy have been discussed by participants in the Avalanche Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services or methods that have the effect of obfuscating the source, destination or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Avalanche Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions-such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian-to reduce support for or cease offering services for AVAX or to the Trust, which could impair the utility of AVAX, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulation

A Determination That AVAX Or Any Other Digital Asset Is A “Security” May Adversely Affect The Value Of AVAX And The Value Of The Shares, And Result In Potentially Extraordinary, Nonrecurring Expenses To, Or Termination Of, The Trust.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, AVAX is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in either, the Trust, the Shares or transactions involving AVAX being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether AVAX is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of AVAX as a security (or not). Finally, the Sponsor discusses the security status of AVAX with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes AVAX is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that AVAX may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines AVAX is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s AVAX is not a security, the Sponsor does not intend to dissolve the Trust on the basis that AVAX could at some future point be determined to be a security.

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including AVAX. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of AVAX, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that AVAX is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of AVAX, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainly, but it is unclear if the proposed legislation will be passed.

In addition, if AVAX is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

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

The SEC is adopting new rules to interpret the statutory definitions of terms including “dealer” under sections 3(a)(5) and 3(a)(44), respectively, of the Exchange Act which are expected to expand the scope of market participants required to register as a dealer with the SEC or become a member of FINRA. The Sponsor is studying the impact these may have on the Trust and its arrangements with Liquidity Providers and other service providers and counterparties. Among others, if and to the extent that AVAX is classified as a security, the activities of any Liquidity Provider of the Trust might, under some circumstances, cause it to be deemed as acting as a dealer under the new rules and would thus require registration with the SEC. The Liquidity Provider may instead decide to terminate its role as Liquidity Provider of the Trust and the Trust’s operations in relation to creations and redemptions of Baskets could be significantly impacted, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders) and the value of the Shares or an investment in the Trust could be affected. Further, if and to the extent that AVAX is classified as a security and the new rules require a broader range of digital asset market participants to register with the SEC or cease operations in the U.S. market, there could be significant negative impacts on the broader digital asset markets, the price of digital assets such as AVAX and therefore the value of the Shares.

Future legal or regulatory developments may negatively affect the value of AVAX or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which AVAX are treated for classification and clearing purposes. In particular, although the Interpretive Release classified AVAX as a digital commodity and not a security under the federal securities laws, AVAX may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that AVAX is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of AVAX under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If AVAX is in the future determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it would likely have material adverse consequences for the value of AVAX. For example, it may become more difficult or impossible for AVAX to be traded, cleared and custodied in the United States as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of AVAX and cause users to migrate to other digital assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 0 Shares (0 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/26 to 01/31/26	-	$-
02/01/26 to 02/28/26	-	-
03/01/26 to 03/31/26	-	-
Total	-	$-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 3, 2025

4.1	Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-Kfiled by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-Kfiled by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.10	Second AVAX Custodian Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.11	Staking Provider Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
18

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck Avalanche ETF

By:	/s/ Jan F. van Eck*
Jan F. van Eck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

