Form 10-Q
period 2026-06-30
VanEck Avalanche ETF
filed 2026-08-13
CIK 2060717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-43064

VanEck Avalanche ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6867966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 825,000 outstanding Shares as of July 31, 2026.

VanEck Avalanche ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK AVALANCHE ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investment in avalanche, at fair value (cost $16,534,160, and $2,500,000, respectively)	$11,568,748	$2,517,563
Total assets	11,568,748	2,517,563

Liabilities
Accrued Staking fee	3,785	—
Accrued Sponsor fee	1,935	—
Total liabilities	5,720	—

Net assets	$11,563,028	$2,517,563

Shares issued and outstanding (no par value, unlimited amount authorized)	825,000	100,000

Net Asset Value per Share	$14.02	$25.18

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026(a)	Six Months Ended June 30, 2026(a)
Investment Income
Staking income	$130,811	$185,683
Total investment income	130,811	185,683
Expenses
Sponsor fee, related party	6,612	9,502
Staking fee	5,240	7,435
Total expenses	11,852	16,937
Sponsor fee waiver, related party	—	(956)
Net expenses	11,852	15,981
Net investment income	118,959	169,702
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Avalanche distributed for Staking fee	—	—
Avalanche sold for redemption of shares	—	—
Avalanche distributed for Sponsor fee, related party	(616)	(616)
Net realized loss from investment in avalanche	(616)	(616)

Net change in unrealized appreciation (depreciation) from investment in avalanche	(4,039,735)	(4,982,975)

Net realized loss and net change in unrealized appreciation (depreciation)	(4,040,351)	(4,983,591)

Net decrease in net assets resulting from operations	$(3,921,392)	$(4,813,889)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2026(a)	Six Months Ended June 30, 2026(a)
Net decrease from operations
Net investment income	$118,959	$169,702
Net realized loss from investment in avalanche	(616)	(616)
Net change in unrealized appreciation (depreciation) from investments in avalanche	(4,039,735)	(4,982,975)
Net decrease in net assets resulting from operations	(3,921,392)	(4,813,889)

Capital Share transactions
Contributions for shares issued	4,347,712	13,859,354
Withdrawals for shares redeemed	—	—
Net increase in capital share transactions	4,347,712	13,859,354
Net increase in net assets	426,320	9,045,465

Net assets:
Beginning of period	11,136,708	2,517,563
End of period	$11,563,028	$11,563,028

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Schedules of Investment

June 30, 2026 (Unaudited)
Description	Quantity		Cost	Fair Value
Avalanche	1,726,678.34	(a)	$16,534,160	$11,568,748
Total Investment in avalanche – 100.04%				11,568,748
Liabilities in Excess of Other Assets – (0.04%)				(5,720)
Net Assets – 100.00%				$11,563,028

December 31, 2025
Description	Quantity		Cost	Fair Value
Avalanche	206,019.90		$2,500,000	$2,517,563
Total Investment in avalanche – 100.00%				2,517,563
Liabilities in Excess of Other Assets – (0.00%)				—
Net Assets – 100.00%				$2,517,563

(a)	Includes 1,468,086.96 of staked avalanche.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026 and December 31, 2025, the Trust did not hold cash.

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

June 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$11,568,748	$—	$—	$11,568,748

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$2,517,563	$—	$—	$2,517,563

The following represents the changes in quantity of AVAX and the respective fair value:

	AVAX	Fair Value
Beginning balance as of January 1, 2026	206,019.90	$2,517,563
AVAX purchased	279,164.57	2,940,993
AVAX purchased in-kind	1,242,626.55	11,104,043
AVAX sold	(1,132.68)	(10,260)
AVAX sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	(4,982,975)
Net realized gain (loss) on investment in AVAX	—	(616)
Ending balance as of June 30, 2026	1,726,678.34	$11,568,748

	AVAX	Fair Value
Beginning balance as of November 20, 2025(a)	—	$—
AVAX purchased	206,019.90	2,500,000
AVAX sold	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	17,563
Net realized gain (loss) on investment in AVAX	—	—
Ending balance as of December 31, 2025	206,019.90	$2,517,563

(a)	The Trust did not hold any AVAX as of November 20, 2025.

D.	Avalanche

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

The Trust stakes a portion of the Trust’s AVAX through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

AVAX for staking by instructing the AVAX Custodians to delegate such AVAX to a validator address selected in accordance with the Trusts Staking Policy. Any staked AVAX will be inaccessible for approximately 16 days. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked AVAX; and as such, the staked assets are reflected in Investments in AVAX, at fair value on the Statements of Assets and Liabilities. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of AVAX. The only AVAX Custodians with staked AVAX during the period was Coinbase Custody Trust Company, LLC.

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any staking income, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% on average daily net assets, that accrues daily and pays monthly. The Sponsor agreed to waive that fee for the first $500 million in net assets up until February 28, 2026. The Sponsor has agreed to pay all operating expenses (except for litigation expenses, staking fees and other extraordinary expenses) out of the Sponsor Fee. Coinbase Crypto Services currently serves as the Staking Service Provider for the Trust and is entitled to a staking fee of 4% of the staking income earned by the Trust’s staked assets as presented in the Statement of Operations. The Sponsor from time to time will sell AVAX, which may be facilitated by

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

the custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its AVAX at the AVAX Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of AVAX owned by the Trust and holding private keys that provide access to the AVAX in the Trust’s AVAX account. As of June 30, 2026 the Trust held all of its AVAX at Coinbase Custody Trust Company, LLC.

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On December 22 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets”, comprising a total of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000 which resulted in the Trust receiving 206,019.90 AVAX. As of June 30, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 12% and 100% of net assets, respectively.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 6% of its equity. Nonco LLC is a Liquidity Provider to the Trust, and the Trust conducts its AVAX purchase and sale transactions by trading directly with Liquidity Providers, including Nonco LLC.

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of AVAX represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or AVAX to create baskets and receive cash or AVAX when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase AVAX from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the AVAX represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

the authorized participant’s designee of, AVAX to the Trust’s account with the AVAX Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the AVAX Custodians, will deliver AVAX to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s AVAX Custodians to facilitate settlement of the Shares and AVAX.

Share and capital activity is as follows:

	Three Months Ended June 30, 2026(a)		Six Months Ended June 30, 2026(a)
	Shares	Amount	Shares	Amount
Beginning of period	600,000	$12,011,642	100,000	$2,500,000
Shares issued	225,000	4,347,712	725,000	13,859,354
Shares redeemed	—	—	—	—
End of period	825,000	$16,359,354	825,000	$16,359,354

(a)	No comparative share activity have been provided as the Trust did not have any operations as of June 30, 2025.

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

Note 7. Risk

Substantially all of the Trust’s assets are holdings of AVAX, which creates a concentration risk associated with fluctuations in the value of AVAX due to a number of factors. Accordingly, a decline in the value of AVAX will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of AVAX include high volatility, which could have a negative impact on the performance of the Trust. AVAX platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the AVAX network. The slowing or stopping of the development or acceptance of the AVAX network may adversely affect an investment in the Trust. The price of AVAX on the AVAX market has exhibited periods of extreme volatility. Digital assets such as AVAX were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of AVAX represented by the Shares may decline over time.

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

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30, 2026 (a)	Six Months Ended June 30, 2026 (a)
Net asset value per share, beginning of period	$18.56	$25.18

From investment operations:
Net investment income(b)	0.16	0.31
Net realized loss and change in unrealized appreciation (depreciation) from investments in avalanche(c)	(4.70)	(11.47)
Net decrease resulting from operations	(4.54)	(11.16)

Net asset value per share, end of period	$14.02	$14.02

Total return(d)	(24.46)%	(44.32)%

Ratios to average net assets(e)
Gross expense	0.36%	0.34%
Net expense	0.36%	0.32%
Net investment income	3.61%	3.45%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of AVAX.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

On July 6, 2026, the Trust declared a distribution of $0.1697 per share to shareholders of record on July 7, 2026, payable on July 8, 2026. The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure.

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

Results of Operations

The Three Months Ended June 30, 2026

The Trust’s NAV increased from $11,136,708 at March 31, 2026 to $11,563,028 at June 30, 2026, a 3.83% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares outstanding also increased from 600,000 Shares at March 31, 2026 to 825,000 Shares at June 30, 2026, a net result of 225,000 Shares (9 Baskets) being created and no redemption during the three months ended June 30, 2026. This increase in NAV was negatively impacted by the performance of AVAX, whose price decreased 25.14% from $8.95 at March 31, 2026 to $6.70 at June 30, 2026.

The 24.46% decrease in the NAV per Share from $18.56 at March 31, 2026 to $14.02 at June 30, 2026 is primarily related to the 25.14% decrease in the price of AVAX during the three months ended June 30, 2026, and offset by income from staking activities

The NAV per Share of $21.20 on May 11, 2026, was the highest during the three months, compared with a low during the three months of $12.75 on June 25, 2026.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $(3,921,392) resulting from the net realized loss and net change in unrealized appreciation (depreciation) on investment in AVAX of $(4,040,351), offset by net investment income of $118,959 from staking activities. Other than the Net Sponsor Fee of $6,612 and the Staking Fee of $5,240, the Trust has no other expenses during the three months ended June 30, 2026.

 The Six Months Ended June 30, 2026

The Trust’s NAV increased from $2,517,563 at December 31, 2025 to $11,563,028 at June 30, 2026, a 359.29% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares outstanding also increased from 100,000 Shares at December 31, 2025 to 825,000 Shares at June 30, 2026, a net result of 725,000 Shares (29 Baskets) being created and no redemption during the three months ended June 30, 2026. This increase in NAV was negatively impacted by the performance of AVAX, whose price decreased 45.17% from $12.22 at December 31, 2025 to $6.70 at June 30, 2026.

The 44.32% decrease in the NAV per Share from $25.18 at December 31, 2025 to $14.02 at June 30, 2026 is primarily related to the 45.17% decrease in the price of AVAX during the six months ended June 30, 2026, and offset by income from staking activities.

The NAV per Share of $30.22 on January 14, 2026, was the highest during the six months, compared with a low during the six months of $12.75 on June 25, 2026.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $(4,813,889) resulting from the net realized loss and net change in unrealized appreciation (depreciation) on investment in AVAX of $(4,983,591), offset by net investment income of $169,702 from staking activities. Other than the Net Sponsor Fee of $8,546 and the Staking Fee of $7,435, the Trust has no other expenses during the six months.

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

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. The 2022 events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including AVAX, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text, but the CLARITY Act has not been enacted and its prospects remain uncertain. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including AVAX. Any resulting decline in the price of AVAX could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain AVAX, and there can be no assurance, and there is no present indication, that it would be changed to include AVAX in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include AVAX; however, there will be no new acquisitions of AVAX as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, no similar federal legislation has been introduced that would expressly provide for acquiring AVAX. Even if such legislation providing for the acquisition of AVAX were to be introduced at the federal level, it could fail to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce AVAX acquisition plans, or does announce such plans but these plans fall short of market expectations, the price of AVAX may decline, which may impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of AVAX and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of AVAX by governmental instrumentalities.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset exchanges and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including AVAX and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. The impact of these and other related events on the Trust, the digital asset industry, and the value of the Shares cannot be predicted.

There remains substantial uncertainty regarding the regulation of digital assets, including AVAX, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

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

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and AVAX held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act, as amended (“BSA”), by acting as an MSB and selling the digital asset without registering with FinCEN and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling AVAX and therefore may adversely affect the price of AVAX and an investment in the Shares.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, AVAX is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in AVAX, the Trust, the Shares or transactions involving AVAX being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

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

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including AVAX. The SEC subsequently dismissed these enforcement actions. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of AVAX, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that AVAX is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of AVAX, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 0 Shares (0 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/26 to 04/30/26	-	$-
05/01/26 to 05/31/26	-	-
06/01/26 to 06/30/26	-	-
Total	-	$-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 3, 2025

4.1	Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-Kfiled by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.10	Second AVAX Custodian Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.11	Staking Provider Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: August 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

