Form 10-Q
period 2026-09-30
VanEck Avalanche ETF
filed 2026-11-13
CIK 2060717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-43064

VanEck Avalanche ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6867966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 1,000,000 outstanding Shares as of October 31, 2026.

VanEck Avalanche ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK AVALANCHE ETF

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in avalanche, at fair value (cost $18,984,097, and $2,500,000, respectively)	$22,064,999	$2,517,563
Total assets	22,064,999	2,517,563

Liabilities
Accrued Sponsor fee	7,146	—
Total liabilities	7,146	—

Net assets	$22,057,853	$2,517,563

Shares issued and outstanding (no par value, unlimited amount authorized)	950,000	100,000

Net Asset Value per Share	$23.22	$25.18

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statements of Operations (Unaudited)(a)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Investment Income
Staking income (net)	$145,915	$324,163
Total investment income	145,915	324,163
Expenses
Sponsor fee	6,562	16,064
Total expenses	6,562	16,064
Sponsor fee waiver	—	(956)
Net expenses	6,562	15,108
Net investment income	139,353	309,055
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Avalanche sold for redemption of shares	—	—
Avalanche sold for distribution	(52,185)	(52,185)
Avalanche sold to pay expenses	(4,276)	(4,892)
Net realized loss from investment in avalanche	(56,461)	(57,077)

Net change in unrealized appreciation (depreciation) from investment in avalanche	8,046,314	3,063,339

Net realized loss and net change in unrealized appreciation (depreciation)	7,989,853	3,006,262

Net increase in net assets resulting from operations	$8,129,206	$3,315,317

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Statements of Changes in Net Assets (Unaudited)(a)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net increase from operations
Net investment income	$139,353	$309,055
Net realized loss from investment in avalanche	(56,461)	(57,077)
Net change in unrealized appreciation (depreciation) from investments in avalanche	8,046,314	3,063,339
Net increase in net assets resulting from operations	8,129,206	3,315,317

Distributions to shareholders
Decrease in net assets resulting from distributions to shareholders	(140,003)	(140,003)

Capital Share transactions
Contributions for shares issued	2,505,622	16,364,976
Withdrawals for shares redeemed	—	—
Net increase in capital share transactions	2,505,622	16,364,976
Net increase in net assets	10,494,825	19,540,290

Net assets:
Beginning of period	11,563,028	2,517,563
End of period	$22,057,853	$22,057,853

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Schedules of Investment (Unaudited)

September 30, 2026
Description	Quantity		Cost	Fair Value
Avalanche	1,985,601.68	(a)	$18,984,097	$22,064,999
Total Investment in avalanche – 100.03%				22,064,999
Liabilities in Excess of Other Assets – (0.03)%				(7,146)
Net Assets – 100.00%				$22,057,853

December 31, 2025
Description	Quantity	Cost	Fair Value
Avalanche	206,019.90	$2,500,000	$2,517,563
Total Investment in avalanche – 100.00%			2,517,563
Liabilities in Excess of Other Assets – (0.00)%			—
Net Assets – 100.00%			$2,517,563

(a)	Includes 1,588,636.97 of staked avalanche.

The accompanying notes are an integral part of these financial statements.

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements

September 30, 2026

Note 1. Organization:

VanEck Avalanche ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in the Trust (the “Shares”). The Trust commenced operations on January 26, 2026. The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of Avalanche (“AVAX”) and rewards from staking a portion of the Trust’s AVAX, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the trustee of the Trust (the “Trustee”).

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

September 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$22,064,999	$—	$—	$22,064,999

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in AVAX	$2,517,563	$—	$—	$2,517,563

The following represents the changes in quantity of AVAX and the respective fair value:

	AVAX	Fair Value
Beginning balance as of January 1, 2026	206,019.90	$2,517,563
AVAX purchased	559,830.28	5,598,904
AVAX purchased in-kind	1,242,626.55	11,104,040
AVAX sold	(22,875.05)	(161,770)
AVAX sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	3,063,339
Net realized gain (loss) on investment in AVAX	—	(57,077)
Ending balance as of September 30, 2026	1,985,601.68	$22,064,999

	AVAX	Fair Value
Beginning balance as of November 20, 2025(a)	—	$—
AVAX purchased	206,019.90	2,500,000
AVAX sold	—	—
Net change in unrealized appreciation (depreciation) from investment in AVAX	—	17,563
Net realized gain (loss) on investment in AVAX	—	—
Ending balance as of December 31, 2025	206,019.90	$2,517,563

(a)	The Trust did not hold any AVAX as of November 20, 2025 (Date of Seeding).

D.	Avalanche

AVAX transactions are accounted for on trade date. Realized gains and losses on the sale of AVAX are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of AVAX. Proceeds received by the Trust from the issuance of baskets consist of AVAX or cash (used to purchase AVAX). Staking income is recognized on an accrual basis. Deposits of AVAX will be held by Coinbase Custody Trust Company, LLC and/or Anchorage Digital Bank N.A. (collectively the “AVAX Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the AVAX Custodians to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor or (iii) sold by the Sponsor to fund quarterly distributions to Shareholders from staking rewards.

E.	Staking

The Trust stakes a portion of the Trust’s AVAX through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

AVAX for staking by instructing the AVAX Custodians to delegate such AVAX to a validator address selected in accordance with the Trust’s Staking Policy. Any staked AVAX will be inaccessible for approximately 16 days. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked AVAX; and as such, the staked assets are reflected in Investments in AVAX, at fair value on the Statements of Assets and Liabilities. Staking rewards received in AVAX represent non-cash consideration and are measured at fair value using the MarketVectorTM Avalanche Benchmark Rate used to calculate the Trust’s NAV on the date the income from staking rewards is recognized. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of AVAX. Coinbase Custody Trust Company, LLC was the only custodian holding staked AVAX during the period.

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

G.	Distributions

Staking consideration received by the Trust from staking, net of staking fee, is intended to be distributed quarterly by the Trust. The amount of quarterly distributions cannot be predicted with certainty. Distributions are paid in cash and they are not reinvested in additional shares of the Trust.

H.	Federal Income Taxes

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

I.	Segment Reporting

The Chief Financial Officer and Treasurer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

J.	Interim Financial Statements

The interim financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% on average daily net assets, that accrues daily and pays monthly. The Sponsor agreed to waive that fee for the first $500 million in net assets up until February 28, 2026. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. Coinbase Crypto Services currently serves as the Staking Service Provider for the Trust and is entitled to a staking fee of 4% of the staking income earned by the Trust’s staked assets as presented in the Statements of Operations. The Sponsor from time to time will sell AVAX, which may be facilitated by one or more liquidity providers and/or the AVAX Custodians or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its AVAX at either of the AVAX Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of AVAX owned by the Trust and holding private keys that provide access to the AVAX in the Trust’s AVAX account. As of September 30, 2026 the Trust held all of its AVAX at Coinbase Custody Trust Company, LLC.

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on November 20, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On December 22 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets”, comprising a total of 100,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $2,500,000 which resulted in the Trust receiving 206,019.90 AVAX. As of September 30, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 11% and 100% of net assets, respectively.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 5% of its equity. Nonco LLC is a liquidity provider to the Trust, and the Trust conducts its AVAX purchase and sale transactions by trading directly with liquidity providers, including Nonco LLC. During the nine months ended September 30, 2026, the Trust had the following purchase and sale transactions through Nonco LLC:

	Quantity	Cost/Proceeds
Purchase	207,609	$2,303,442
Sale	20,080	139,984
8

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of AVAX represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or AVAX to create baskets and receive cash or AVAX when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase AVAX from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the AVAX represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, AVAX to the Trust’s account with the AVAX Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the AVAX Custodians, will deliver AVAX to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s AVAX Custodians to facilitate settlement of the Shares and AVAX.

Share and capital activity is as follows:

	Three Months Ended September 30, 2026(a)		Nine Months Ended September 30, 2026(a)
	Shares	Amount	Shares	Amount
Beginning of period	825,000	$16,359,354	100,000	$2,500,000
Shares issued	125,000	2,505,622	850,000	16,364,976
Shares redeemed	—	—	—	—
End of period	950,000	$18,864,976	950,000	$18,864,976

(a)	No comparative share activity have been provided as the Trust did not have any operations as of September 30, 2025.

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

VANECK AVALANCHE ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

September 30, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Net asset value per share, beginning of period	$14.02	$25.18

From investment operations:
Net investment income(b)	0.16	0.48
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in avalanche(c)	9.21	(2.27)
Net increase (decrease) resulting from operations	9.37	(1.79)

Less distribution to shareholders
Decrease in net assets resulting from distributions to shareholders	(0.17)	(0.17)

Net asset value per share, end of period	$23.22	$23.22
Total return(d)	67.77%	(6.60)%

Ratios to average net assets(e)
Gross expense	0.20%	0.20%
Net expense	0.20%	0.18%
Net investment income	4.23%	3.76%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of AVAX.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

On October 5, 2026, the Trust declared a distribution of $0.2233 per share to shareholders of record on October 6, 2026, payable on October 7, 2026. The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report (this “Report”). The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for AVAX and the common shares of beneficial interest (the “Shares”) of VanEck Avalanche ETF (the “Trust”)), the operations of the Trust, the plans of VanEck Digital Assets, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is governed by the trust agreement (the “Trust Agreement”), among the Sponsor and CSC Delaware Trust Company (the “Trustee”). The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of AVAX and rewards from staking a portion of the Trust’s AVAX, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of AVAX and earning staking rewards. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of AVAX.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares (each a “Basket”), or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VAVX.”

Computation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the accounts of the custodians of the Trust’s AVAX (the “AVAX Custodians”) on a market approach, determined on a daily basis in accordance with the MarketVectorTM Avalanche Benchmark Rate price at 4:00 p.m. Eastern Time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Trust’s administrator (the “Administrator”).

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expenses of the Trust that will be incurred will be the Sponsor’s fee (the “Sponsor Fee”). The Trust also incurs fees in connection with staking activities, which are deducted from staking rewards in accordance with the applicable staking arrangements.

The Trust’s primary source of liquidity is the sale of AVAX, including AVAX received as staking rewards, which may be sold to fund quarterly cash distributions to holders of Shares (“Shareholders”). To manage liquidity and redemption risks associated with staking, the Sponsor intends to maintain a portion of the Trust’s AVAX holdings unstaked to accommodate anticipated redemptions and other liquidity needs.

Significant Accounting Policies

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of AVAX, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Three Months Ended September 30, 2026

The Trust’s net assets increased from $11,563,028 at June 30, 2026 to $22,057,853 at September 30, 2026, a 90.76% increase. The increase in the Trust’s net assets resulted from an increase in the price of AVAX, which increased 65.82% from $6.70 at June 30, 2026 to $11.11 at September 30, 2026, and an increase in the number of outstanding Shares from 825,000 Shares at June 30, 2026 to 950,000 Shares at September 30, 2026. This is the net result of 125,000 Shares (5 Baskets) being created and no Shares being redeemed during the three months. The Trust also paid distributions to Shareholders of $140,003 ($0.17 per Share) from staking rewards during the three months.

The 65.62% increase in the NAV per Share from $14.02 at June 30, 2026 to $23.22 at September 30, 2026 is primarily related to the 65.86% increase in the price of AVAX during the three months, as well as income from staking activities.

The NAV per Share of $23.69 on September 29, 2026, was the highest during the three months, compared with a low during the three months of $12.92 on July 24, 2026.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $8,129,206, resulting from a net change in unrealized appreciation (depreciation) from investment in AVAX of $8,046,314 and net investment income of $139,353 from staking activities, partially offset by a net realized loss of $52,185 on AVAX sold for the staking reward distribution and a net realized loss of $4,276 from AVAX sold to pay expenses during the three months. Other than the Sponsor Fee of $6,562, the Trust had no other expenses during the three months.

The Nine Months Ended September 30, 2026

The Trust’s net assets increased from $2,517,563 at December 31, 2025 to $22,057,853 at September 30, 2026, a 776.16% increase. The increase in the Trust’s net assets resulted primarily from an increase in the number of outstanding Shares, which increased from 100,000 Shares at December 31, 2025 to 950,000 Shares at September 30, 2026. This is the net result of 850,000 Shares (34 Baskets) being created and no Shares being redeemed during the nine months. This was partially offset by a decrease in the price of AVAX, which decreased 9.08% from $12.22 at December 31, 2025 to $11.11 at September 30, 2026. The Trust also paid distributions to Shareholders of $140,003 ($0.17 per Share) from staking rewards during the nine months.

The 7.78% decrease in the NAV per Share from $25.18 at December 31, 2025 to $23.22 at September 30, 2026 is primarily related to the 9.06% decrease in the price of AVAX during these nine months, partially offset by income from staking activities.

The NAV per Share of $30.22 on January 14, 2026, was the highest during the nine months, compared with a low during the nine months of $12.75 on June 25, 2026.

Net increase in net assets resulting from operations for the nine months ended September 30, 2026 was $3,315,317, resulting from a net change in unrealized appreciation (depreciation) from investment in AVAX of $3,063,339 and net investment income of $309,055 from staking activities, partially offset by a net realized loss of $52,185 on AVAX sold for the staking reward distribution and a net realized loss of $4,892 from AVAX sold to pay expenses during the nine months. Other than the net Sponsor Fee of $15,108, the Trust had no other expenses during the nine months.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader AVAX and crypto markets, including on the constituent trading platforms. Because the Index is based on prices from a limited number of constituent trading platforms, any resulting disruption on those platforms could affect the Index price. To the extent that AVAX is stolen in a hack or acquired through the exchange of other stolen digital assets, its subsequent sale in the market could exert downward pressure on the price of AVAX or result in the suspension of trading or other activities in key AVAX markets, including decentralized finance protocol. Given the smaller market and lower trading liquidity for AVAX relative to bitcoin and ETH, such sales or disruptions could have a greater effect on the price of AVAX and the value of the Shares. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of AVAX and the value of the Shares.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including AVAX. Any resulting decline in the price of AVAX could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain AVAX, and there can be no assurance, and there is no present indication, that it would be changed to include AVAX in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include AVAX; however, there will be no new acquisitions of AVAX as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, no similar federal legislation has been introduced that would expressly provide for acquiring AVAX. Even if such legislation providing for the acquisition of AVAX were to be introduced at the federal level, it could fail to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce AVAX acquisition plans, or does announce such plans but these plans fall short of market expectations, the price of AVAX may decline, which may impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of AVAX and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of AVAX by governmental instrumentalities.

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

Digital Asset Treasury Companies Risk.

Since 2020, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including AVAX.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including AVAX, or increase pressure to sell their existing holdings. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as AVAX, when prices are rising and they may sell such assets when prices are decreasing, potentially making AVAX more expensive in a rising market and then causing downward pressure on AVAX prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for AVAX. Negative events or sentiment surrounding digital asset treasury companies could affect the market for AVAX. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of AVAX (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

If tokenized Shares were made available for trading on a TSV, the Trust and the Sponsor would not control the TSV’s trading or pricing mechanisms or the custody arrangements for such tokens. Trading on separate venues could fragment liquidity or cause tokenized Shares to trade at prices that differ from the market price of the Shares on The Nasdaq Stock Market LLC or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares.

The Value of the Shares Depends on the Development and Acceptance of the Avalanche Network. The Slowing or Stopping of the Development or Acceptance of the Avalanche Network May Adversely Affect an Investment in the Trust.

Digital assets such as AVAX have only been introduced within the past fifteen (15) years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators and the potential for malicious activity. AVAX itself was conceived only in 2020. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares: digital asset networks, including the Avalanche peer-to-peer network and associated blockchain ledger (such blockchain, the “Avalanche Blockchain” and together with the peer-to-peer network, the “Avalanche Network” or “Layer 1 Avalanche Network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because AVAX is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

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

●	Digital assets, including AVAX, are controllable only by the possessor of both the unique public key and private key or keys relating to the Avalanche Network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Avalanche Network, would affect the ability to transfer digital assets, including AVAX, and, consequently, their value.

●	Governance of the Avalanche Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Avalanche Network, which may stymie the Avalanche Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Avalanche Network, especially long-term problems.

●	The foregoing notwithstanding, the Avalanche Network’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Avalanche Network based on the proposals of such core developers, the Avalanche Network would be subject to new protocols that may adversely affect the value of AVAX.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Avalanche Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	As the Avalanche Network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Avalanche’s global development community. Like all software, the Avalanche Network is at risk of vulnerabilities and bugs that can disrupt ordinary operations or potentially be exploited by malicious actors.

●	Many digital asset networks, including the Avalanche Network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Avalanche Network and the value of AVAX. On September 22, 2026, the Avalanche Network implemented an upgrade known as “Helicon,” which introduced changes to transaction execution and gas pricing on the C-Chain, as well as to validator staking requirements and reward calculations. Among other changes, Helicon increased the uptime requirement for validators to earn staking rewards from 80% to 90% for validation periods beginning on or after the upgrade, reduced the minimum validator staking period from two weeks to 48 hours, and introduced an optional mechanism for automatic renewal of validator staking periods. Helicon also provides for a reduction in staking reward rates that is being phased in over the 90 days following the upgrade. Although the minimum delegation period remains unchanged at two weeks, these changes could affect validator operations, staking rewards and the performance of the Avalanche Network, including by increasing the potential for rapid changes in the composition of the validator set, which could adversely affect the value of AVAX and the Shares.

●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Avalanche Network, Avalanche Client, or DApp and smart contract operations or
18

disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. See “-The Avalanche Blockchain Could Be Vulnerable to Centralization Concerns Which Could Adversely Affect the Security and Stability of the Avalanche Network As Well As the Value of the Shares.” The cryptography underlying the Avalanche Network or AVAX as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of AVAX and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like AVAX. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Avalanche Network becoming ineffective, which, if realized, could compromise the security of the Avalanche Network, or allow a malicious actor to compromise the wallets holding AVAX owned by the Trust or others on the Avalanche Network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks. There is no guarantee that new quantum-proof architectures for the Avalanche Network will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Avalanche Network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “- The Avalanche Network’s Decentralized Governance Structure May Negatively Affect Its Ability to Grow And Respond to Challenges.” and “- A Temporary or Permanent “Fork” or a “Clone” of the Avalanche Blockchain Could Adversely Affect the Value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Avalanche Network may be negatively affected. Such losses of functionality could lead to the Avalanche Network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for AVAX. Even if another digital asset other than AVAX were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

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

There remains substantial uncertainty regarding the regulation of digital assets, including AVAX, and their markets, notwithstanding certain federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of AVAX or the value of the Shares. In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, former President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Avalanche Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs and other technologies that could enhance privacy have been discussed by participants in the Avalanche Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services or methods that have the effect of obfuscating the source, destination or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Avalanche Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions-such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian-to reduce support for or cease offering services for

AVAX or to the Trust, which could impair the utility of AVAX, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulation.

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

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets were securities under the federal securities laws, including AVAX. Although those enforcement actions have since been dismissed, future changes in SEC policy, enforcement positions or judicial interpretations could result in AVAX being treated differently under the federal securities laws.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore, and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which AVAX is treated for classification and clearing purposes. In particular, although the Interpretive Release classified AVAX as a digital commodity and not a security under the federal securities laws, AVAX may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that AVAX is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of AVAX under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in AVAX markets, which could adversely affect the price of AVAX and the value of the Shares.

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

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) establishing a safe harbor pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes, which safe harbor was clarified, modified, and superseded in October 2026 by a further revenue procedure (the “2026 Staking Guidance”). Under the 2026 Staking Guidance, if all of its requirements are satisfied, neither the authorization to stake nor the resulting staking will prevent the trust from qualifying as an investment trust and a grantor trust for U.S. federal income tax purposes. The Sponsor intends to take the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2026 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

In addition, the Sponsor may determine which assets constitute AVAX and which network constitutes the Avalanche Network. Additionally, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than AVAX as of any date on which it creates or redeems Shares, it may likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the IRS were to successfully assert that the Trust is not classified as a grantor trust, the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Shareholder that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Is Uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in AVAX (and, if applicable, any Incidental Rights and IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance” and, together with the 2025 Staking Guidance and the 2026 Staking Guidance described above, the “Staking Guidance”).

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

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Legislation could also increase the tax liability of the Trust or its Shareholders or adversely affect the Trust’s grantor trust status. Any future legislation or guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of AVAX in the digital asset markets. As a result, any such future legislation or guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as AVAX, are uncertain, and it is unclear what guidance or legislation on the treatment of digital currency for U.S. federal income tax purposes may be issued or enacted in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of AVAX in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments (including the potential issuance of IRS guidance or enactment of legislation that is contrary or otherwise adverse to the position taken by the Trust regarding the U.S. federal income tax characterization of staking activities) could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

In the normal course of business, the Trust expects to receive certain staking rewards that give rise to taxable income, and, in addition, it is possible that the Trust could incur a taxable gain in connection with the sale of AVAX (such as sales of AVAX to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of AVAX as a result of the Trust using AVAX to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. In addition, to fund cash distributions of net staking income, the Trust may sell staking rewards and/or a portion of its AVAX, which may result in taxable income to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) No Shares were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/26 to 07/31/26	-	$-
08/01/26 to 08/31/26	-	-
09/01/26 to 09/30/26	-	-
Total	-	$-
26

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 3, 2025

4.1	Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-Kfiled by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

10.10	Second AVAX Custodian Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on November 26, 2025

10.11	Staking Provider Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on December 18, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: November 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

